Form 10-Q
period 1996-03-31
FALCON HOLDING GROUP LP
filed 1996-05-15
CIK 900346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

                         Commission file number 33-60776

Falcon Holding Group, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                            95-4408577
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

Registrant's telephone number, including area code       (310) 824-9990

- --------------------------------------------------------------------------
Former Name, former address and former fiscal year, if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                    The Exhibit Index is located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   ===========================================

                                                                          December 31,  March 31,
                                                                             1995*         1996
                                                                          -----------  ----------
                                                                                       (unaudited)
                                                                           (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                              $  15,050    $  11,019
   Receivables:
     Trade, less allowance of $830,000 and $618,900 for possible losses       7,378        6,943
     Affiliates                                                              10,023       11,809
   Other assets                                                               5,419        5,008
   Cable materials, equipment and supplies                                    4,038        4,170
   Investment in affiliated partnerships and other investments               11,934       12,279

   Property, plant and equipment, less accumulated depreciation
     and amortization of $186,274,000 and $194,679,000                      228,249      224,703

   Franchise cost, less accumulated amortization of
     $149,105,000 and $156,634,000                                          221,057      212,203

   Goodwill, less accumulated amortization of
     $5,246,000 and $6,557,000                                               63,516       62,583

   Customer lists and other intangible costs, less
     accumulated amortization of $5,539,000 and $5,994,000                    6,521        5,729

   Deferred loan costs, less accumulated amortization
     of $3,282,000 and $3,918,000                                            12,073       11,425
                                                                          ---------    ---------
                                                                          $ 585,258    $ 567,871
                                                                          =========    =========
                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
    Notes payable                                                         $ 669,019    $ 673,238
    Accounts payable                                                          5,811        2,993
    Accrued expenses and other                                               35,274       26,728
    Customer deposits and prepayments                                         1,058        1,208
    Deferred income taxes                                                     9,085        7,440
    Minority interest                                                           227          219
    Equity in losses of affiliated partnerships in excess of investment       4,563        4,551
                                                                          ---------    ---------
              TOTAL LIABILITIES                                             725,037      716,377
                                                                          ---------    ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                                 271,902      271,902
                                                                          ---------    ---------

PARTNERS' DEFICIT:
    General partner                                                         (12,091)     (12,183)
    Limited partners                                                       (399,423)    (408,418)
    Unrealized gain (loss) on available-for-sale securities                    (167)         193
                                                                          ---------    ---------

              TOTAL PARTNERS' DEFICIT                                      (411,681)    (420,408)
                                                                          ---------    ---------

                                                                          $ 585,258    $ 567,871
                                                                          =========    =========



               *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 ===============================================



                                                                Unaudited
                                                       ------------------------
                                                          Three months ended
                                                                March 31,
                                                       ------------------------
                                                         1995            1996
                                                       --------        --------
                                                       Restated
                                                         (Dollars in Thousands)
REVENUES                                               $ 36,911        $ 46,203
                                                       --------        --------
OPERATING EXPENSES:
   Service costs                                         10,784          12,756
   General and administrative expenses                    6,979           7,984
   Depreciation and amortization                         13,610          20,150
                                                       --------        --------

       Total expenses                                    31,373          40,890
                                                       --------        --------

       Operating Income                                   5,538           5,313

INTEREST EXPENSE, NET                                   (13,321)        (15,602)

OTHER INCOME (EXPENSE):
   Other, net                                            13,166           1,180
   Equity in net loss of investee
     limited partnerships                                (1,379)             15
   Minority interest in net loss of
     consolidated subsidiary                                 28               8
                                                       --------        --------

NET INCOME (LOSS)                                      $  4,032        $ (9,086)
                                                       ========        ========



     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 ===============================================

                                                                        Unaudited
                                                                  --------------------
                                                                   Three months ended
                                                                        March 31,
                                                                  --------------------
                                                                    1995        1996
                                                                  --------    --------
                                                                 (Dollars in thousands)
Net cash provided by operating activities                         $  6,611    $ 10,211
                                                                  --------    --------

Cash flows from investing activities:
   Capital expenditures                                             (4,399)     (5,563)
   Increase in intangible assets                                      (322)       (501)
   Proceeds from sale of property, plant and equipment                   4         102
   Distributions from investee limited partnerships                      2          17
   Sale of available-for-sale securities                            13,490           -
   Investments in affiliated partnerships and other investments       (669)          -
                                                                  --------    --------

Net cash provided by (used in) investing activities                  8,106      (5,945)
                                                                  --------    --------

Cash flows from financing activities:
   Borrowings from notes payable                                     3,700       2,555
   Repayment of debt                                               (19,537)    (10,864)
   Deferred loan costs                                              (1,465)         12
   Contributions from partners                                         260           -
   Minority interest capital contributions                             130           -
                                                                  --------    --------

Net cash used in financing activities                              (16,912)     (8,297)
                                                                  --------    --------

Net decrease in cash and cash equivalents                           (2,195)     (4,031)

Cash and cash equivalents at
   beginning of period                                              10,468      15,050
                                                                  --------    --------
Cash and cash equivalents at
   end of period                                                  $  8,273    $ 11,019
                                                                  ========    ========



     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              =====================================================


NOTE 1 - BASIS OF PRESENTATION

         Falcon Holding Group, L.P., a Delaware limited partnership (the "Partnership" or "FHGLP"), owns and operates cable television systems serving small to medium-sized communities and the suburbs of certain cities in 23 states (the "Owned Systems"). The Partnership also controls, holds varying equity interests in and manages certain other cable television systems for a fee (the "Affiliated Systems" and, together with the Owned Systems, the "Systems"). The Affiliated Systems operate cable television systems in 16 states. FHGLP is a limited partnership, the sole general partner of which is Falcon Holding Group, Inc., a California corporation ("FHGI").

         The Partnership was organized on March 29, 1993 to assume the cable system management operations of FHGI and executed an agreement with Falcon Cablevision, Falcon Telecable, Falcon Cable Media and Falcon Community Cable, L.P. (the "Owned Partnerships"), whereby the Partnership issued partnership units in exchange for the direct and indirect ownership of more than 99 percent of each of the Owned Partnerships (the "Consolidation"). For accounting purposes, the Consolidation was accounted for as a reorganization of affiliates under common control and reported in a manner similar to a pooling-of-interests.

         As noted in its latest Annual Report on Form 10-K, on December 28, 1995 the Partnership completed its acquisition of all of the direct and indirect ownership interests in Falcon First, Inc., a Delaware corporation ("Falcon First" or "First"), which it did not already own. Falcon First, through wholly-owned subsidiaries, owns cable television systems in Georgia, Alabama, Mississippi and New York. Prior to the transaction, the Partnership had managed the First cable systems for a fee and held an indirect, minority interest in its former parent company, Falcon First Communications, L.P. Falcon First was previously managed by the Partnership and, as such, classified as an "Affiliated Partnership" in prior periods. Commencing December 28, 1995. Falcon First has been included as an Owned Partnership, and its systems included as Owned Systems.

         The acquisition was accounted for by the purchase method of accounting, whereby the purchase price was allocated to the assets and liabilities assumed based on the estimated fair values at the date of acquisition. Due to the proximity of the acquisition date to December 31, 1995, no operating results were included for Falcon First for 1995 except for the management fees received by FHGLP pursuant to its prior management agreement with First. As a result, the historical results of operations for 1995 are not comparable to the 1996 results, which include the operations of First.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
              =====================================================



         The following table sets forth certain pro forma combined operating data assuming that the acquisition of First by the Partnership had occurred on January 1, 1995:

                                                          Unaudited
                                     ------------------------------------------------------
                                              Three months ended March 31, 1995                    Three months
                                     ------------------------------------------------------           ended
                                     Historical    Falcon      Pro Forma          Pro Forma          March 31,
                                     as Restated    First      Adjustments (1)    Combined             1996
                                     -----------  --------    -----------------------------        ------------
                                                               (Dollars in thousands)
OPERATIONS STATEMENT
  DATA
Revenues                              $ 36,911    $  7,683    $   (379)           $ 44,215            $ 46,203
Service, general and
 administrative costs and
 expenses                               17,763       3,816        (379)             21,200              20,740
Depreciation and amortization           13,610       5,052       1,413              20,075              20,150
                                      --------    --------    --------            --------            --------
    Operating income                     5,538      (1,185)     (1,413)              2,940               5,313
Interest income (expense), net         (13,321)     (3,249)        815             (15,755)            (15,602)
Other income (expense), net             11,815         (99)      2,954              14,670               1,203
                                      --------    --------    --------            --------            --------
    Net income (loss)                 $  4,032    $ (4,533)   $  2,356            $  1,855            $ (9,086)
                                      ========    ========    ========            ========            ========

CASH FLOWS STATEMENT  DATA
    Net cash provided by
      operating activities            $  6,611    $  2,841    $    591            $ 10,043            $ 10,211

    Net cash provided by (used in)
      investing activities               8,106        (724)          -               7,382              (5,945)

    Net cash used in
      financing activities             (16,912)          -           -             (16,912)             (8,297)
                                      --------    --------    --------            --------            --------

    Net increase (decrease) in cash
      and cash equivalents              (2,195)      2,117         591                 513              (4,031)

    Cash and cash equivalents
      at beginning of period            10,468       3,749           -              14,217              15,050
                                      --------    --------    --------            --------            --------

    Cash and cash equivalents
      at end of period                $  8,273    $  5,866    $    591            $ 14,730            $ 11,019
                                      ========    ========    ========            ========            ========


         (1) The pro forma adjustments relate to the elimination of management fee income and expense between the Partnership and Falcon First; to adjustments to depreciation and amortization expense to reflect the acquisition; to adjustments to interest expense to reflect the effects of the refinancing that took place on December 28, 1995: and to record estimated future tax benefits related to Falcon First.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)
              ====================================================

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The interim financial statements for the three months ended March 31, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year.

NOTE 3 - MINORITY INTEREST

         Included in the operations of Falcon Telecable, one of the Owned Partnerships, are the results of operations of Lake Las Vegas Cablevision, L.P., a Delaware limited partnership, a joint venture owned 66 2/3% by Falcon Telecable. The minority interest reflects the 33 1/3% of the venture that Falcon Telecable does not own.

NOTE 4 - SUBSEQUENT EVENTS

         On April 10, 1996, the Partnership executed a contract to sell certain Owned Systems located in Georgia and acquired from Falcon First in December 1995 to Teleview, Inc. for $15 million. These cable systems served approximately 9,500 homes subscribing to cable service at March 31, 1996. Closing of the sale is dependent upon franchise and regulatory transfers and consents, and is expected to occur during the third quarter.

NOTE 5 - RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE 6 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         As a result of the December 28, 1995 acquisition of the stock of Falcon First, Inc., the Partnership has restated the consolidated Statement of Operations for the three months ended March 31, 1995 to reflect FHGLP's equity in the net losses of Falcon First, Inc. which were not previously recorded. Such losses were not previously recorded because FHGLP recorded losses only to the extent of its obligation as the ultimate general partner of Falcon First Communications, L.P., which previously owned 100% of the stock of Falcon First, Inc. The effect of the restatement was to increase equity in net loss of Affiliated Partnerships and net loss for the three months ended March 31, 1995 by $1,256,000 and to increase partner's deficit by $10,513,000 to reflect the full effect of the restatement through December 31, 1995.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

         As discussed in Note 1 to Condensed Consolidated Financial Statements, the historical results of operations of the Partnership for 1995 did not include the results of Falcon First. In order to provide a more accurate description of the changes in the Partnership's 1996 results of operations compared to 1995, the discussion that follows is based upon 1996 results of operations compared to the pro-forma combined 1995 results that are set forth in Note 1 to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $44.2 million to $46.2 million, or by 4.5%, for the three months ended March 31, 1996 compared to the corresponding period in 1995. This net increase in revenues of $2.0 million reflects increased cable service revenues. The $2.0 million increase in cable service revenues was caused principally by increases of $1.5 million due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented in April 1995 and by a $423,600 increase related to other revenue producing items (primarily advertising sales). As of March 31, 1996, the Owned Systems had approximately 420,900 homes subscribing to cable service and 181,500 premium service units.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

         Management and consulting fees earned by the Partnership remained relatively unchanged at $1.7 million for the three months ended March 31, 1996 compared to the corresponding period in 1995.

         Service costs decreased from $13.3 million to $12.8 million, or by 3.8%, for the three months ended March 31, 1996 compared with the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. The $533,800 decrease in service costs related primarily to decreases in programming costs of $442,000 and increases of $375,000 in capitalized labor related to increased construction activity, partially offset by increases of $152,000 in franchise and copyright fees (related to increased revenues) and increases in other service costs of $131,000. The decrease in programming costs resulted from a decrease of $104,000 in the cost of program guides and to adjustments of estimated programming costs to reflect actual contracts that have recently been negotiated.

         General and administrative expenses increased from $7.9 million to $8.0 million, or by 1.3%, for the three months ended March 31, 1996 compared to the corresponding period in 1995. The $73,700 increase related primarily to a $290,700 increase in marketing costs, and a $145,300 increase in personnel costs due to cost of living increases. These increases were partially offset by a $329,700 reimbursement of expenses related to certain international investment activities which were the responsibility of the Partnership until the third quarter of 1995.

         Depreciation and amortization expense remained relatively unchanged at $20.1 million for the three months ended March 31, 1996 compared to the corresponding period in 1995. Depreciation expense increased by approximately $1.5 million due to accelerated depreciation related to asset retirements and adjustments of the estimated useful lives of certain tangible assets due to rebuilds and by approximately $700,000 due to the depreciation of property, plant and equipment additions. These increase were substantially offset by intangible assets becoming fully amortized and the estimated useful lives of certain other intangible assets being revised.

         Operating income increased from $2.9 million to $5.3 million, or by 82.8%, for the three months ended March 31, 1996 compared with the corresponding period for 1995. The $2.4 million increase was due principally to revenue increases of $2.0 million and to decreases in operating expenses of $385,000 as discussed above.

         Interest expense, including the effects of interest rate hedging agreements, decreased from $15.8 million to $15.6 million, or by 1.3%, for the three months ended March 31, 1996 compared to the corresponding period in 1995. Lower average interest rates (9.3% during the three months ended March 31, 1996 compared to 10% during the corresponding period in 1995) accounted for the majority of the decrease. Payment-in-kind interest expense (in which interest payment requirements are met by an increase in the notes) associated with the 11% Senior Subordinated Notes amounted to $12.5 million for the three months ended March 31, 1996 compared to $11.7 million for the corresponding period in 1995. Interest rate hedging agreements resulted in additional interest expense of $171,000 during the three months ended March 31, 1996 compared to $154,000 during the corresponding period in 1995.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES



RESULTS OF OPERATIONS (CONCLUDED)

         Other income was $1.2 million for the three months ended March 31, 1996 compared to $14.7 million for the corresponding period in 1995. The change was primarily due to a $13.3 million non-recurring gain from the sale of marketable securities during 1995.

         Due to the factors described above, the Partnership's net income of $1.8 million for the three months ended March 31, 1995 changed to a $9.1 million net loss for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Partnership's primary need for capital has been to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $37.1 million during 1995 on non-acquisition capital expenditures. Management's current plan calls for the expenditure of approximately $95.8 million and $96.6 million in capital expenditures in 1996 and 1997, respectively, including approximately $72.7 million and $61.1 million, respectively, to rebuild and upgrade certain of the Owned Systems. The Partnership's proposed spending plans will require continued compliance with certain covenants of the Partnership's loan agreements, of which there can be no assurance. The Partnership spent $5.6 million on non-acquisition capital expenditures during the three months ended March 31, 1996.

         As previously discussed in more detail in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on December 28, 1995 the Partnership acquired all of the direct and indirect ownership interests in Falcon First that it did not already own. Falcon First was previously managed by the Partnership. In connection with the acquisition of Falcon First, on December 28, 1995 the Partnership entered into a new $435 million Bank Credit Agreement.

         The Partnership is currently in negotiations to sell certain of the Falcon First cable assets, and, as disclosed in Note 1 to Condensed Consolidated Financial Statements, an agreement to sell certain of the assets for $15 million has been executed. The combined cable assets to be sold generated approximately 5.3% of consolidated revenues for the three months ended March 31, 1996. The Partnership is under no obligation to consummate such transactions, although the failure to do so would result in the reduction of capital expenditures permitted under the Bank Credit Agreement. If such sales occur, of which there can be no assurance, any resulting gain or loss on sale will be recorded as an adjustment to goodwill, and the proceeds of the sales will be used to temporarily pay down outstanding debt under the Bank Credit Agreement.

         The new Bank Credit Agreement provides for maximum available borrowings as follows: $435 million at December 31, 1996 and 1997; $389 million at December 31, 1998; $323 million at December 31, 1999; $241 million at December 31, 2000; $228 million at December 31, 2001; and $157 million at December 31, 2002. As of March 31, 1996, the amount outstanding under the Bank Credit Agreement

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES was $389 million and the Partnership had available to it additional borrowings thereunder of approximately $46 million. The Bank Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership must maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of March 31, 1996, borrowings under the Bank Credit Agreement bore interest at an average rate of 7.55% (including the effect of interest rate hedging transactions). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at March 31, 1996 of $430 million. Agreements in effect at March 31, 1996 totaled $280 million, with the remaining $150 million scheduled to become effective as certain of the existing contracts mature during 1996 and 1997. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through May 27, 2000. The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership believes that it was in compliance with all such requirements as of March 31, 1996.

         The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. All of the Owned Partnerships are subsidiaries of the Partnership. Accordingly, the Partnership is financially dependent on the receipt of permitted payments from the Owned Partnerships, management and consulting fees from both domestic and the remaining international cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Partnerships to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the new Bank Credit Agreement permits the Owned Partnerships to remit to FHGLP no more than 3.75% of their net cable revenues, as defined, in any year. For 1995, that limit was approximately $4.9 million ($3.0 million was actually remitted). In addition, the management fees and reimbursed expenses earned from the Affiliated Partnerships have been adversely affected by the FCC's rate regulations (to the extent those fees are based on revenues of the Affiliated Partnerships), as well as by payment restrictions currently imposed, or which may be imposed in the future, by the senior lenders to several of those entities As a result, a portion of the payment of fees due to FHGLP has been deferred in prior years due to such restrictions, which increases the amount required to be funded by the Owned Partnerships. One such partnership, Falcon Cable Systems Company ("FCSC"), which pays both management fees and reimbursement of certain of the Partnership's expenses, is presently scheduled to terminate in 1996. Based on an amendment to the FCSC credit agreement, deferrals of both management fees and reimbursement of certain of FHGLP's expenses increased in 1995 and will be significantly greater in 1996. If FHGLP is unable to retain the FCSC systems under management and thereby ceases to receive management fees from those systems, the loss of such fees as revenue, while being partially offset by a reduction in FHGLP's operating costs, would nevertheless negatively impact the Partnership's cash flow and liquidity. The Partnership earned management fees and reimbursed expenses from FCSC of $1.2 million for the three months ended March 31, 1996. Receivables from the Affiliated Partnerships for services and reimbursements described above amounted to approximately $11.8 million at March 31, 1996 and include approximately $6.6 million related to fees and reimbursements deferred as a result of the limitations described above.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

         Due to the uncertainty regarding its ability to meet the projected liquidity needs outlined above, the Partnership cannot presently determine whether it will have access to the capital required for it to continue to pursue its traditional acquisition strategy if and when attractive acquisition opportunities become available. The Partnership also possesses the right, under certain circumstances, to acquire some or all of the Affiliated Systems. Any exercise of such rights is similarly dependent on the availability of adequate capital, of which there can be no assurance. FHGLP is considering the possibility of exercising its rights under the FCSC partnership agreement to purchase the Affiliated Systems held by FCSC at their appraised value (which has been determined to be $247.4 million at December 31, 1995). There can be no assurance that such a transaction will be completed.

         On March 29, 1993, the Partnership issued $175 million aggregate principal amount of its 11% Senior Subordinated Notes (the "Notes") in connection with the Consolidation. As a result of payment-in-kind interest payments, the aggregate principal of the Notes outstanding as of March 31, 1996 had increased to $240.3 million. Future interest payments are expected to be paid in kind until the year 2000, when cash payment is required.

         As of March 31, 1996, the Partnership also had outstanding an aggregate of $43.6 million in principal amount of subordinated debt (other than the Notes).

         Enstar Communications Corporation, a wholly-owned subsidiary of one of the Owned Partnerships ("ECC"), has guaranteed the debt obligations of certain Enstar partnerships in which it acts as general partner. The Enstar partnerships own cable television systems through limited partnerships, most of which are publicly-held. At March 31, 1996, the maximum exposure to ECC pursuant to such guarantees was approximately $11.6 million, plus accrued interest. This guarantee is recourse only to the assets of ECC, which consist primarily of equity interests in the Enstar partnerships.

         The Partnership Agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests held by the Group I, II and III limited partners (constituting approximately 60% of the common equity of the Partnership), at the holders' option, during the period from September 15, 1996 to June 30, 1999. Certain of these interests are mandatorily redeemable in 1998. Limited partnership interests held by the Group IV limited partner become redeemable in 2004, subject to certain shared liquidity rights. The purchase price for such partnership interests (other than Class C partnership interests), which would be negotiated based on market conditions or determined by an appraisal, is to be paid in cash or, under certain circumstances, through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be determined based on a formula due to its preferred status. Certain of the Partnership's debt agreements (including the Bank Credit Agreement and the Notes) will restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. The obligation to redeem any significant amount of the limited partnership interests in the Partnership could result in a material liquidity demand on the Partnership and there can be no assurance that the Partnership will be able to raise such funds on terms acceptable to the Partnership, or at all.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (PRO FORMA)

         Cash from operating activities (including interest expense and management fee income) increased from $10.0 million to $10.2 million for the three months ended March 31, 1996, compared to the corresponding period in 1995, an increase of $167,800. The increase resulted primarily from a $781,100 increase in payment-in-kind interest expense related to the 11% Subordinated Notes issued March 29, 1993 partially offset by a net decrease of $613,300 in other operating items (receivables, cable materials and supplies, payables, accrued expenses and subscriber deposits and prepayments).

         Cash used in investing activities changed from cash provided of $7.4 million for the three months ended March 31, 1996 to a use of cash of $5.9 million for the three months ended March 31, 1996, or a change of $13.3 million. The change was due primarily to approximately $13.5 million of net proceeds received by the Partnership during 1995 from the sale of marketable securities and an increase in capital expenditures of $486,400. These increases were partially offset by $669,400 of investments in limited partnerships during 1995 that did not recur in 1996. Cash used in financing activities decreased by $8.6 million during the three months ended March 31, 1996, due to decreased repayment of debt in 1996 of $7.5 million and due to a $1.5 million decrease in deferred costs.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 52.0% during the three months ended March 31, 1995 to 55.0% for the corresponding period in 1996. The increase was primarily caused by revenue increases as described above. EBITDA increased from $23.0 million to $25.4 million, or by 10.4%, for the three months ended March 31, 1996 compared to the corresponding period in 1995.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

ITEMS 1-5.    Not applicable.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 10.30 - First Amendment to and Extension of office Lease between Raymond Business Center and Falcon Holding Group, L.P.

                    Exhibit 10.31 - Asset purchase agreement by and among subsidiaries of Falcon Holding Group, L.P. and Teleview, Inc.

                    Exhibit 10.32 - Amendment No. 1 to Bank Credit Agreement, dated as of December 28, 1995, among certain affiliates of Falcon Holding Group, L.P., their respective subsidiaries that are from time to time party thereto, The First National Bank of Boston, as Managing Agent, Toronto-Dominion (Texas) Inc., as Administrative Agent, Chemical Bank, as Co-Administrative Agent, NationsBank of Texas, N.A., as Syndication Agent, and the several lenders from time to time party thereto.

                    Exhibit 10.33 - Restricted Subordination Agreement dated as of March 26, 1993 as restated as of December 28, 1995 between Falcon Holding Group, L.P. Falcon Holding Group, Inc. and AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of America

              (b) On January 16, 1996 the Registrant filed a Form 8-K dated December 28, 1995 reporting under Item 2 its acquisition of all of the capital stock of Falcon First, Inc.

                    On February 9, 1996 the Registrant filed a Form 8-K/A to include financial statements and Pro Forma financial information not previously filed with the January 16, 1996 filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           FALCON HOLDING GROUP, L.P.

                         a DELAWARE LIMITED PARTNERSHIP
                                  (Registrant)







                                           By:  Falcon Holding Group, Inc.
                                                General Partner








Date: May 9, 1996                          By:   /s/ Michael K. Menerey
                                                ------------------------------
                                                Michael K. Menerey, Secretary
                                                and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                  Description

10.30 First Amendment to and Extension of office Lease between Raymond Business Center and Falcon Holding Group, L.P.

10.31 Asset purchase agreement by and among subsidiaries of Falcon Holding Group, L.P. and Teleview, Inc.

10.32 Amendment No. 1 to Bank Credit Agreement, dated as of December 28, 1995, among certain affiliates of Falcon Holding Group, L.P., their respective subsidiaries that are from time to time party thereto, The First National Bank of Boston, as Managing Agent, Toronto-Dominion (Texas) Inc., as Administrative Agent, Chemical Bank, as Co-Administrative Agent, NationsBank of Texas, N.A., as Syndication Agent, and the several lenders from time to time party thereto.

10.33 Restricted Subordination Agreement dated as of March 26, 1993 as restated as of December 28, 1995 between Falcon Holding Group, L.P. Falcon Holding Group, Inc. and AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of America