Form 10-Q
period 1996-06-30
FALCON HOLDING GROUP LP
filed 1996-08-12
CIK 900346

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                  ____________________________________________

                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               --------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________


                     Commission file number    33-60776
                                            ---------------

Falcon Holding Group, L.P.
- ------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

Delaware                                               95-4408577
- ----------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)


10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
- ------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code    (310) 824-9990
- ------------------------------------------------------------------------------


- ------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No _____

                         PART I - FINANCIAL INFORMATION

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  ============================================


                                                                                             December 31,           June 30,
                                                                                                1995*                 1996
                                                                                             ------------           ---------
                                                                                                                 (unaudited)
                                                                                                 (Dollars in Thousands)
          ASSETS:
          Cash and cash equivalents                                                      $          15,050     $         13,202
          Receivables:
          Trade, less allowance of $830,000 and $645,000 for possible losses                         7,378                7,618
          Affiliates                                                                                10,023               11,255
          Other assets                                                                               5,419                4,344
          Cable materials, equipment and supplies                                                    4,038                3,851
          Investment in affiliated partnerships and other investments                               11,934               12,662
          Property, plant and equipment, less accumulated depreciation
          and amortization of $186,274,000 and $202,953,000                                        228,249              228,217
          Franchise cost, less accumulated amortization of
          $149,105,000 and $164,754,000                                                            221,057              204,488

          Goodwill, less accumulated amortization of
            $5,246,000 and $8,792,000                                                               63,516               60,348
          Customer lists and other intangible costs, less
          accumulated amortization of $5,539,000 and $6,410,000                                      6,521                5,433
          Deferred loan costs, less accumulated amortization
          of $3,282,000 and $4,469,000                                                              12,073               10,824
                                                                                         -----------------     ----------------
                                                                                         $         585,258     $        562,242
                                                                                         =================     ================
          LIABILITIES AND PARTNERS' DEFICIT
          ---------------------------------
          LIABILITIES:
          Notes payable                                                                  $         669,019     $        666,147
          Accounts payable                                                                           5,811                2,887
          Accrued expenses and other                                                                35,274               36,401
          Customer deposits and prepayments                                                          1,058                1,185
          Deferred income taxes                                                                      9,085                7,492
          Minority interest                                                                            227                  211
          Equity in losses of affiliated partnerships in excess of investment                        4,563                4,501
                                                                                         -----------------     ----------------
          TOTAL LIABILITIES                                                                        725,037              718,824
                                                                                         -----------------     ----------------

          COMMITMENTS AND CONTINGENCIES
          REDEEMABLE PARTNERS' EQUITY                                                              271,902              271,902
          PARTNERS' DEFICIT:
          General partner                                                                          (12,091)             (12,267)
          Limited partners                                                                        (399,423)            (416,788)
          Unrealized gain (loss) on available-for-sale securities                                     (167)                 571

          TOTAL PARTNERS' DEFICIT                                                                 (411,681)            (428,484)
                                                                                         -----------------     ----------------
                                                                                         $         585,258     $        562,242
                                                                                         =================     ================

               *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                ===============================================



                                                                 Unaudited
                                                 ---------------------------------------
                                                            Three months ended
                                                                 June 30,
                                                 ---------------------------------------
                                                       1995                   1996
                                                  -------------         ----------------
                                                     Restated
                                                           (Dollars in Thousands)

REVENUES                                         $       37,696          $        48,172
                                                 --------------          ---------------

OPERATING EXPENSES:
Service costs                                            10,753                   12,528
General and administrative expenses                       7,500                    8,363
Depreciation and amortization                            13,445                   20,039
                                                 --------------          ---------------
Total expenses                                           31,698                   40,930
                                                 --------------          ---------------
Operating Income                                          5,998                    7,242

INTEREST EXPENSE, NET                                   (13,499)                 (15,821)

OTHER INCOME (EXPENSE):
Other, net                                                  (33)                      65
Equity in net income (loss) of investee
limited partnerships                                       (890)                      51
Minority interest in net income of
  consolidated subsidiary                                     9                        8
                                                 --------------          ---------------

NET INCOME (LOSS)                                $       (8,415)         $        (8,455)
                                                 ==============          ===============




     See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                ===============================================



                                                                                            Unaudited
                                                                            --------------------------------------
                                                                                        Six months ended
                                                                                            June 30,
                                                                            --------------------------------------
                                                                                  1995                  1996
                                                                            ---------------        ---------------
                                                                                Restated
                                                                                      (Dollars in Thousands)

REVENUES                                                                    $       74,607          $        94,375
                                                                            --------------          ---------------
OPERATING EXPENSES:
Service costs                                                                       21,537                   25,284
General and administrative expenses                                                 14,479                   16,347
Depreciation and amortization                                                       27,095                   40,189
                                                                            --------------          ---------------
Total expenses                                                                      63,111                   81,820
                                                                            --------------          ---------------
Operating Income                                                                    11,496                   12,555

INTEREST EXPENSE, NET                                                              (26,820)                 (31,423)

OTHER INCOME (EXPENSE):
Other, net                                                                          13,173                    1,245
Equity in net income (loss) of investee
limited partnerships                                                                (2,269)                      66
Minority interest in net income of
  consolidated subsidiary                                                               37                       16
                                                                            --------------          ---------------
NET INCOME (LOSS)                                                           $       (4,383)         $       (17,541)
                                                                            ==============          ===============




     See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                ===============================================


                                                                                             Unaudited
                                                                               ------------------------------------
                                                                                         Six months ended
                                                                                            June 30,
                                                                               ------------------------------------
                                                                                    1995                 1996
                                                                               ----------------     ---------------
                                                                                      (Dollars in thousands)

Net cash provided by operating activities                                      $       22,217       $        32,399
                                                                               --------------       ---------------
Cash flows from investing activities:
Capital expenditures                                                                  (14,648)              (18,266)
Increase in intangible assets                                                          (1,276)                 (918)
Proceeds from sale of property, plant and equipment                                       281                   255
Distributions from investee limited partnerships                                            8                    20
Sale of available-for-sale securities                                                  13,490                  -
Investments in affiliated partnerships and other investments                             (669)                 -
                                                                               --------------       ---------------

Net cash used in investing activities                                                  (2,814)              (18,909)
                                                                               --------------       ---------------


Cash flows from financing activities:
Borrowings from notes payable                                                           3,700                42,235
Repayment of debt                                                                     (23,074)              (57,635)
Deferred loan costs                                                                    (1,465)                   62
Contributions from partners                                                               260                  -
Minority interest capital contributions                                                   130                  -
                                                                               --------------       ---------------
Net cash used in financing activities                                                 (20,449)              (15,338)
                                                                               --------------       ---------------

Net decrease in cash and cash equivalents                                              (1,046)               (1,848)

Cash and cash equivalents at
beginning of period                                                                    10,468                15,050
                                                                               --------------       ---------------


Cash and cash equivalents at
end of period                                                                  $        9,422       $        13,202
                                                                               ==============       ===============




     See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ====================================================



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

         As noted in its latest Annual Report on Form 10-K, on December 28, 1995 the Partnership completed its acquisition of all of the direct and indirect ownership interests in Falcon First, Inc., a Delaware corporation ("Falcon First" or "First"), which it did not already own. Falcon First, through wholly-owned subsidiaries, owns cable television systems in Georgia, Alabama, Mississippi and New York. Prior to the transaction, the Partnership had managed the First cable systems for a fee and held an indirect, minority interest in its former parent company, Falcon First Communications, L.P. Falcon First was previously managed by the Partnership and, as such, classified as an "Affiliated Partnership" in periods prior to the acquisition date. Commencing December 28, 1995, Falcon First has been included as an Owned Partnership, and its systems included as Owned Systems.

         The Falcon First acquisition was accounted for by the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. Due to the proximity of the acquisition date to December 31, 1995, no operating results were included for Falcon First for 1995 except for the management fees received by FHGLP pursuant to its prior management agreement with First. As a result, the historical results of operations for 1995 are not comparable to the 1996 results, which include the operations of First.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
              =====================================================



         The following tables set forth certain pro forma combined operating data assuming that the acquisition of First by the Partnership had occurred on January 1, 1995:

                                                                   Unaudited
                                   --------------------------------------------------------------------
                                                        Three months ended June 30, 1995                    Three months
                                   --------------------------------------------------------------------        ended
                                        Historical         Falcon           Pro Forma         Pro Forma       June 30,
                                       as Restated          First        Adjustments (1)       Combined         1996
                                   ---------------   -------------    ---------------    --------------    ----------------
                                                                      (Dollars in thousands)
 OPERATIONS STATEMENT
   DATA
 Revenues                          $        37,696   $       7,828    $           (386)  $       45,138    $         48,172
 Service, general and
  administrative costs and
  expenses                                  18,253           3,863                (386)          21,730              20,891
 Depreciation and amortization              13,445           3,968               1,413           18,826              20,039
                                   ---------------   --------------   ----------------   --------------    ----------------
 Operating income                            5,998              (3)             (1,413)           4,582               7,242
 Interest income (expense), net            (13,499)         (3,275)              1,115          (15,659)            (15,821)
 Other income (expense), net                  (914)           (204)              2,343            1,225                 124
                                   ---------------   --------------   ----------------   ---------------   ----------------
 Net income (loss)                 $        (8,415)  $      (3,482)   $          2,045   $       (9,852)   $         (8,455)
                                   ===============   ==============   ================   ==============    ================



                                                                   Unaudited
                                    ---------------------------------------------------------------------
                                                 Six months ended June 30, 1995                               Six months
                                    ---------------------------------------------------------------------       ended
                                        Historical         Falcon           Pro Forma         Pro Forma        June 30,
                                       as Restated          First        Adjustments(1)       Combined           1996
                                    ----------------  -------------   --------------     --------------     ----------------
                                                                       (Dollars in thousands)
 OPERATIONS STATEMENT
   DATA
 Revenues                           $        74,607   $       15,511    $          (765)   $       89,353   $         94,375
 Service, general and
  administrative costs and
  expenses                                   36,016            7,679               (765)           42,930             41,631
 Depreciation and amortization               27,095            9,020              2,826            38,941             40,189
                                    ---------------   --------------    ---------------    --------------    ---------------
 Operating income                            11,496           (1,188)            (2,826)            7,482             12,555
 Interest income (expense), net             (26,820)          (6,524)             1,930           (31,414)           (31,423)
 Other income (expense), net                 10,941             (303)             5,297            15,935              1,327
                                    ---------------   --------------    ---------------    --------------    ---------------
 Net income (loss)                  $        (4,383)  $       (8,015)   $         4,401    $       (7,997)   $       (17,541)
                                    ===============   ==============    ===============    ==============    ===============


                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
              ====================================================



                                                                   Unaudited
                                   ---------------------------------------------------------------------
                                                         Six months ended June 30, 1995                      Six months
                                   ---------------------------------------------------------------------        ended
                                        Historical         Falcon           Pro Forma         Pro Forma        June 30
                                       as Restated          First        Adjustments(1)        Combined          1996
                                   ---------------    --------------   ----------------   --------------   -----------------
                                                                       (Dollars in thousands)

 CASH FLOWS STATEMENT  DATA
 Net cash provided by
 operating activities              $        22,217    $        3,146   $          1,543   $       26,906   $          32,400


 Net cash used in
 investing activities                       (2,814)           (3,072)             -               (5,886)            (18,910)

 Net cash used in
 financing activities                      (20,449)            -                  -              (20,449)            (15,338)
                                   ---------------    --------------   ----------------   --------------   -----------------
 Net increase (decrease) in cash
 and cash equivalents                       (1,046)               74              1,543              571              (1,848)

 Cash and cash equivalents
 at beginning of period                     10,468             3,749              -               14,217              15,050

                                   ---------------    --------------   ----------------   --------------   -----------------
 Cash and cash equivalents
 at end of period                  $         9,422    $        3,823   $          1,543   $       14,788   $          13,202
                                   ===============    ==============   ================   ==============   =================



__________________________________

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

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
              ====================================================




NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The interim financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire year.

NOTE 3 - MINORITY INTEREST

         Included in the operations of Falcon Telecable, one of the Owned Partnerships, are the results of operations of Lake Las Vegas Cablevision, L.P., a Delaware limited partnership, a joint venture owned 66 2/3% by Falcon Telecable. The minority interest reflects the 33 1/3% of the venture that Falcon Telecable does not own.

NOTE 4 - SALE OF SYSTEMS

         On July 1, 1996, the Partnership sold certain Owned Systems located in Georgia that were acquired from Falcon First in December 1995. The sales price of $15 million approximated book value. These cable systems served approximately 9,500 homes subscribing to cable service at June 30, 1996.

NOTE 5 - RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE 6 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         As a result of the December 28, 1995 acquisition of the stock of Falcon First, Inc., the Partnership has restated the consolidated Statement of Operations for the three and six months ended June 30, 1995 to reflect FHGLP's equity in the net losses of Falcon First, Inc. which were not previously recorded. Such losses were not previously recorded because FHGLP recorded losses only to the extent of its obligation as the ultimate general partner of Falcon First Communications, L.P., which previously owned 100% of the stock of Falcon First, Inc. The effect of the restatement was to increase equity in net loss of Affiliated Partnerships and net loss for the three and six months ended June 30, 1995 by $965,000 and $2,221,000 respectively and to increase partner's deficit by $10,513,000 to reflect the full effect of the restatement through December 31, 1995.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONCLUDED)
              =====================================================



NOTE 7 - SUBSEQUENT EVENTS

         On July 12, 1996, the Partnership, through a newly-formed Owned Partnership, Falcon Cable Systems Company II, L.P. ("FCSC II"), acquired the assets of Falcon Cable Systems Company ("FCSC"), an Affiliated Partnership, for approximately $247.4 million in cash. FCSC will be treated as an Affiliated Partnership that pays management fees to, and reimburses certain expenses of, FHGLP through July 11, 1996. The operations of FCSC II will be treated as an Owned System from July 12, 1996.

         The acquisition of these assets was funded primarily by bank borrowings under a $775 million Amended and Restated Bank Credit Agreement.
The Partnership paid transaction and financing costs of approximately $5.6 million on July 12, 1996, and deferred management fees and reimbursed expenses of approximately $5.2 million owed to FHGLP were paid by FCSC on July 16, 1996.

         On August 1, 1996, certain existing limited partners of the Partnership controlled by Marc B. Nathanson, Chairman and Chief Executive Officer of the General Partner, purchased additional common partnership units in the Partnership for $5.0 million in cash. The proceeds were utilized to temporarily repay outstanding debt under the Partnership's Amended and Restated Bank Credit Agreement.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES




INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.

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


RESULTS OF OPERATIONS

         The Partnership's revenues increased from $45.2 million to $48.2 million, or by 6.6%, and $89.4 million to $94.4 million, or by 5.6%, for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995. Of the $3.0 million net increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $2.9 million was due to increased cable service revenues and $102,000 was due to increases in management fees. The $2.9 million increase in cable service revenues was caused principally by increases of $2.7 million due to increases in regulated service rates implemented in April 1996 and by a $652,000 increase related to other revenue producing items (primarily advertising sales), partially offset by decreases of $406,000 due to decreases in the number of subscriptions for cable service. Of the $5.0 million net increase in revenues for the six months ended June 30, 1996 compared to the corresponding period in 1995, $4.9 million was due to increased cable service revenues and $90,000 was due to increased management fees. The $4.9 million increase in

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES cable service revenues was caused principally by increases of $4.2 million due to increases in regulated service rates implemented in each of April 1995 and 1996 and by a $1.1 million increase related to other revenue producing items (primarily advertising sales), partially offset by decreases of $344,000 due to decreases in the number of subscriptions for cable service. As of June 30, 1996, the Owned Systems had approximately 423,700 homes subscribing to cable service and 176,100 premium service units.

         Management and consulting fees earned by the Partnership increased from $1.8 million and $3.5 million for the three and six months ended June 30, 1995 to $1.9 million and $3.6 million for the three and six months ended June 30, 1996. The increased fees resulted primarily from increases in fees from the Affiliated Partnerships related to increased revenues. The 1996 amounts included $688,000 and $1.4 million earned from FCSC for the respective three and six month periods. Payment of such fees ceased July 12, 1996 upon the acquisition by the Partnership of the assets of FCSC.

         Service costs decreased from $13.2 million to $12.5 million, or by 5.3%, and from $26.5 million to $25.3 million, or by 4.5 %, for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $722,000 decrease in service costs for the three months ended June 30, 1996 as compared to 1995, $648,000 related to increases in capitalized labor associated with increased construction activity, $314,000 related to decreases in programming fees paid to program suppliers (including primary satellite fees) and $235,000 related to decreases in property taxes. These decreases were partially offset by increases of $196,000 in franchise and copyright fees (related to increased revenues), increases of $185,000 in other service costs and increases of $94,000 in personnel costs. Of the $1.2 million decrease in service costs for the six months ended June 30, 1996 as compared to 1995, $1.0 million related to increases in capitalized labor associated with increased construction activity, $756,000 related to decreases in programming fees paid to program suppliers (including primary satellite fees) and $277,000 related to decreases in property taxes. These decreases were partially offset by increases of $348,000 in franchise and copyright fees (related to increased revenues), increases of $328,000 in other service costs and increases of $124,000 in personnel costs. The decrease in programming costs for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995 resulted from a decrease in the cost of program guides of $63,000 and $168,000 and from adjustments of estimated programming costs to reflect actual contracts that have recently been negotiated.

         General and administrative expenses decreased from $8.5 million to $8.3 million, or by 2.4%, and from $16.4 million to $16.3 million, or by 0.6%, for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995. Of the $117,000 decrease for the three months ended June 30, 1996 as compared to 1995, $574,000 related to reimbursement of expenses associated with certain international investment activities which were the responsibility of the Partnership until the third quarter of 1995; and $329,000 related to increased construction activity. These decreases were partially offset by a $235,000 increase in marketing costs, a $206,000 increase related to costs associated with reregulation by the FCC and a $91,000 increase in personnel costs. Various other expenses increased $254,000 primarily due to increases in bad debt expense. Of the $43,000 decrease for the six months ended June 30, 1996 as compared to 1995, $626,000 related to reimbursement of expenses associated with certain international investment activities which were the responsibility of the Partnership until the third quarter of 1995; and $532,000 related to increased construction activity. These decreases were partially

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


RESULTS OF OPERATIONS (CONCLUDED)



offset by a $526,000 increase in marketing costs, a $236,000 increase in personnel costs and a $182,000 increase related to costs associated with reregulation by the FCC. Various other expenses increased $170,000 primarily due to increases in bad debt expense.

         Depreciation and amortization expense increased from $18.8 million to $20.0 million, or by 6.4%, and from $39.0 million to $40.2 million, or by 3.1%, for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995. Depreciation expense increased by approximately $1.7 million due to accelerated depreciation related to asset retirements and adjustments of the estimated useful lives of certain tangible assets due to rebuilds and by approximately $1.4 million due to the depreciation of property, plant and equipment additions. These increases were substantially offset by intangible assets becoming fully amortized and as a result of the estimated useful lives of certain other intangible assets being extended.

         Operating income increased from $4.6 million to $7.3 million, or by 58.7%, and from $7.5 million to $12.6 million, or by 68.0%, for the three and six months ended June 30, 1996 compared with the corresponding periods for 1995. The $2.7 million increase for the three months ended June 30, 1996 was due principally to revenue increases of $3.0 million, partially offset by increases in operating expenses of $334,000 as discussed above. The $5.1 million increase for the six months ended June 30, 1996 was primarily due to the $5.1 million net increase in revenues.

         Interest expense, including the effects of interest rate hedging agreements, increased from $15.6 million to $15.8 million, or by 1.3%, for the three months ended June 30, 1996 compared to the corresponding period in 1995 and remained relatively unchanged at $31.4 million for the six months ended June 30, 1996 compared to the corresponding period in 1995. Higher average borrowings partially offset by lower average interest rates (9.4% during the three and six months ended June 30, 1996 compared to 10.4% during the corresponding periods in 1995) accounted for the majority of the increases. Payment-in-kind interest expense (in which interest payment requirements are met by an increase in the notes) associated with the 11% Senior Subordinated Notes and $20.0 million Falcon Telecable 11.56% notes payable amounted to $6.6 million and $12.9 million for the three and six months ended June 30, 1996 compared to $6.7 million and $13.2 million for the corresponding periods in 1995. Interest rate hedging agreements resulted in additional interest expense of $196,000 and $368,000 during the three and six months ended June 30, 1996 compared to $34,000 and $189,000 during the corresponding periods in 1995.

         Other income was $125,000 and $1.3 million for the three and six months ended June 30, 1996 compared to $1.2 million and $15.9 million for the corresponding periods in 1995. The $1.1 million decrease for the three months ended June 30, 1996 was due principally to income tax adjustments related to Falcon First. The $14.6 million decrease for the six months was primarily due to a $13.3 million non-recurring gain from the sale of marketable securities during 1995, and also was impacted by the income tax adjustments.

         Due to the factors described above, the Partnership's net loss decreased from $9.8 million to $8.0 million and increased from $8.4 million to $17.5 million for the three and six months ended June 30, 1996 compared with the corresponding periods of 1995.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES



         Historically, the Partnership's primary need for capital has been to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $37.1 million during 1995 on non-acquisition capital expenditures. Including capital expenditure requirements related to the FCSC assets acquired on July 12, 1996, management's current plan calls for the expenditure of approximately $75.0 million and $125.0 million in capital expenditures in 1996 and 1997, respectively, including approximately $51.0 million and $87.0 million, respectively, to rebuild and upgrade certain of the Owned Systems. The Partnership's proposed spending plans will require continued compliance with certain covenants of the Partnership's loan agreements, of which there can be no assurance. The Partnership spent $18.3 million on non-acquisition capital expenditures during the six months ended June 30, 1996.

         As previously discussed in more detail in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on December 28, 1995 the Partnership acquired all of the direct and indirect ownership interests in Falcon First that it did not already own. Falcon First was previously managed by the Partnership. In connection with the acquisition of Falcon First, on December 28, 1995 the Partnership entered into a new $435 million Bank Credit Agreement. As discussed in Note 7 to unaudited Condensed Consolidated Financial Statements, on July 12, 1996 the Partnership replaced that Bank Credit Agreement with a $775 million Amended and Restated Bank Credit Agreement (the "Amended and Restated Bank Credit Agreement") in order to finance the acquisition of the assets of FCSC and pay transaction and financing costs of approximately $5.6 million. On July 16, 1996, the Partnership received payment of approximately $5.2 million of previously deferred fees from FCSC. On August 1, 1996, the Partnership received $5.0 million from certain existing limited partners who purchased additional partnership units, the proceeds of which were used to temporarily repay outstanding debt under the Amended and Restated Bank Credit Agreement.

         The Partnership is currently in negotiations to sell certain of the Falcon First cable assets, and, as disclosed in Note 4 to Condensed Consolidated Financial Statements, sold certain of the assets for $15.0 million on July 1, 1996, the proceeds being used to temporarily repay outstanding debt under the former Bank Credit Agreement. The cable assets sold generated approximately 1.9% of consolidated revenues for the six months ended June 30, 1996. The remaining cable assets to be sold generated approximately 3.4% of consolidated revenues for the six months ended June 30, 1996. The Partnership is under no obligation to consummate such transaction, although the failure to do so would result in the reduction of capital expenditures permitted under the Amended and Restated Bank Credit Agreement. If such sale occurs, of which there can be no assurance, the proceeds of the sale would be used to temporarily pay down outstanding debt under the Amended and Restated Bank Credit Agreement.

         The Amended and Restated Bank Credit Agreement provides for maximum available borrowings as follows: $775 million at December 31, 1996; $774 million at December 31, 1997; $773 million at December 31, 1998; $706 million at December 31, 1999; $611 million at December 31, 2000; $535 million at December 31, 2001; and $439 million at December 31, 2002. As of June 30, 1996, the amount outstanding under the former Bank Credit Agreement was $382 million and the Partnership had available to it additional borrowings thereunder of approximately $53.0 million. At closing of the acquisition of the

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES assets of FCSC on July 12, 1996, the amount outstanding under the Amended and Restated Bank Credit Agreement was $646 million, which included $28.6 million borrowed to prepay a portion of the $43.6 million of outstanding subordinated debt discussed below, and the Partnership had approximately $43.0 million available to it in additional borrowings. The Amended and Restated Bank Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of June 30, 1996, borrowings under the former Bank Credit Agreement bore interest at an average rate of 8.07% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at July 12, 1996 of $715 million (including $235 million of contracts purchased from FCSC). Agreements in effect at July 12, 1996 totaled $495 million, with the remaining $220 million scheduled to become effective as certain of the existing contracts mature during 1996 and 1997. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through May 27, 2000. The Amended and Restated Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership believes that it was in compliance with all such requirements as of June 30, 1996 and at the closing of the Amended and Restated Bank Credit Agreement on July 12, 1996.

         The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. All of the Owned Partnerships are subsidiaries of the Partnership. Accordingly, the Partnership is financially dependent on the receipt of permitted payments from the Owned Partnerships, management and consulting fees from both domestic and the remaining international cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Partnerships to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the former Bank Credit Agreement permitted the Owned Partnerships to remit to FHGLP no more than 3.75% of their net cable revenues, as defined, in any year. The Amended and Restated Bank Credit Agreement increased that amount to 4.25% effective July 12, 1996. For 1995, that limit was approximately $4.9 million ($3.0 million was actually remitted), and for the six months ended June 30, 1996 the limit was approximately $3.5 million. In addition, the management fees and reimbursed expenses earned from the Affiliated Partnerships have been adversely affected by the FCC's rate regulations (to the extent those fees are based on revenues of the Affiliated Partnerships), as well as by payment restrictions imposed, or which may be imposed in the future, by the senior lenders to several of those entities As a result, a portion of the payment of fees due to FHGLP has been deferred in prior years due to such restrictions, which increases the amount required to be funded by the Owned Partnerships. Receivables from the Affiliated Partnerships for services and reimbursements described above amounted to approximately $11.3 million at June 30, 1996, (including the $5.2 million repaid by FCSC on July 12, 1996). Cash available to FHGLP has also been adversely affected by the acquisition of Falcon First and FCSC which, prior to such acquisition, paid management fees to FHGLP.

         Due to the uncertainty regarding its ability to meet the projected liquidity needs outlined above, the Partnership cannot presently determine whether it will have access to the capital required for it to continue to pursue its traditional acquisition strategy if and when attractive acquisition opportunities become

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES available. The Partnership also possesses the right, under certain circumstances, to acquire some or all of the remaining Affiliated Systems. Any exercise of such rights is similarly dependent on the availability of adequate capital, of which there can be no assurance.

         On March 29, 1993, the Partnership issued $175 million aggregate principal amount of its 11% Senior Subordinated Notes (the "Notes") in connection with the Consolidation. As a result of payment-in-kind interest payments, the aggregate principal of the Notes outstanding as of June 30, 1996 had increased to $240.3 million. Future interest payments are expected to be paid in kind until the year 2000, when cash payment is required.

         As of June 30, 1996, the Partnership also had outstanding an aggregate of $43.6 million in principal amount of subordinated debt (other than the Notes), including the $28.6 million repaid on July 12, 1996.

         Enstar Communications Corporation, a wholly-owned subsidiary of one of the Owned Partnerships ("ECC"), has guaranteed the debt obligations of certain Enstar partnerships in which it acts as general partner. The Enstar partnerships own cable television systems through limited partnerships, most of which are publicly-held. At June 30, 1996, the maximum exposure to ECC pursuant to such guarantees was approximately $10.7 million, plus accrued interest.
This guarantee is recourse only to the assets of ECC, which consist primarily of equity interests in the Enstar partnerships.

         The Partnership Agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests held by the Group I, II and III limited partners (constituting approximately 60% of the common equity of the Partnership), at the holders' option, during the period from September 15, 1996 to June 30, 1999. Certain of these interests are mandatorily redeemable in 1998. Limited partnership interests held by the Group IV limited partner become redeemable in 2004, subject to certain shared liquidity rights. The purchase price for such partnership interests (other than Class C partnership interests), which would be negotiated based on market conditions or determined by an appraisal, is to be paid in cash or, under certain circumstances, through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be determined based on a formula due to its preferred status. Certain of the Partnership's debt agreements (including the Amended and Restated Bank Credit Agreement and the Notes) will restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. The obligation to redeem any significant amount of the limited partnership interests in the Partnership could result in a material liquidity demand on the Partnership and there can be no assurance that the Partnership will be able to raise such funds on terms acceptable to the Partnership, or at all.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)



         SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (PRO FORMA)

         Cash from operating activities (including interest expense and management fee income) increased from $26.9 million to $32.4 million for the six months ended June 30, 1996, compared to the corresponding period in 1995, an increase of $5.5. The increase resulted primarily from a net increase of $5.8 million in other operating items (receivables, cable materials and supplies, payables, accrued expenses and subscriber deposits and prepayments) partially offset by a $295,000 decrease in payment-in-kind interest expense related to the Notes issued March 29, 1993.

         Cash used in investing activities increased from $5.9 million to $18.9 million for the six months ended June 30, 1996 compared to the corresponding period in 1995. The change was due primarily to the absence in 1996 of approximately $13.5 million of net proceeds received by the Partnership during 1995 from the sale of marketable securities, and to an increase in capital expenditures of $651,000. These increases were partially offset by $669,000 of investments in limited partnerships during 1995 that did not recur in 1996 and to a $470,000 increase in intangible assets. Cash used in financing activities decreased by $5.1 million during the six months ended June 30, 1996, due to decreased repayment of debt in 1996 of $4.0 million and due to a $1.5 million decrease in expenditures for deferred loan costs.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 52.0% to 56.8% and from 52.0% to 55.9% for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995. The increases were primarily caused by revenue increases as described above. EBITDA increased from $23.5 million to $27.4 million, or by 16.6%, and $46.5 million to $52.8 million, or by 13.5%, during the three and six months ended June 30, 1996 compared to the corresponding periods in 1995.


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

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES




PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

            As disclosed above, on July 12, 1996 the Partnership completed its previously announced acquisition of the assets of Falcon Cable Systems Company. As of the date of this Report, the Partnership or its affiliates are named as defendants in three complaints: (i) Frank O'Shea IRA v. Waller Capital Corporation, et al, case no. BC147386 filed in the Superior Court of the State of California, County of Los Angeles, on April 1, 1996; (ii) Alan R. Markizon, et al v. Falcon Cable Systems Company, et al, case no. BC152485 filed in the Superior Court of the State of California, County of Los Angeles, on June 21, 1996; and (iii) Regina Needleman, et al v. Falcon Cable Systems Company, et al, case no. BC152244 filed in the Superior Court of the State of California, County of Los Angeles, on June 19, 1996. Each of these lawsuits purports to be brought as a class action and alleges, among other things, breach of fiduciary duty by the Partnership and certain of its affiliates in respect of the appraisal and sale of the assets of Falcon Cable Systems Company and the related dissolution of that partnership. The full text of each of these complaints has been filed with the Securities and Exchange Commission as exhibits to Forms 8-K filed by Falcon Cable Systems Company on April 4, 1996, June 28, 1996 and July 3, 1996, respectively, and are hereby incorporated herein by this reference. The Partnership believes that the allegations made in these complaints are without merit and, to the extent that it is a defendant in such lawsuits or has an indemnification obligation in respect thereof, the Partnership intends vigorously to defend such lawsuits.

ITEMS 2-5.       Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

                 (a) Exhibit 10.34 - System Appraisal of Falcon Cable Systems
                     Company, as of December 31, 1995, by Malarkey-Taylor Associates, Inc., dated April 29, 1996 (filed as Exhibit 1 to the June 13 Falcon Cable Systems Company Report file no. 19332 and incorporated by reference).

                     Exhibit 10.35 - System Appraisal of Falcon Cable Systems Company, as of December 31, 1995, by Kane-Reece Associates, Inc., dated April 29, 1996 (filed as Exhibit 2 to the June 13 Falcon Cable Systems Company Report file no. 19332 and incorporated by reference).

                     Exhibit 10.36 - System Appraisal of Falcon Cable Systems Company, as of December 31, 1995, by Waller Capital Corporation (filed as Exhibit 3 to the June 13 Falcon Cable Systems Company Report file no. 19332 and incorporated by reference).

                     Exhibit 10.37 - Asset Purchase Agreement by and between the Partnership and New Falcon, dated as of June 13, 1996 (filed as Exhibit 4 to the June 13 Falcon Cable Systems Company Report file no. 19332 and incorporated by reference).

                     Exhibit 10.38 - Amended and Restated Credit Agreement dated July 12, 1996.(1)

                 (b) On June 13, 1996 the Registrant filed a Form 8-K dated
                     June 13, 1996 reporting under Item 5 its intent to acquire all of the assets of Falcon Cable Systems Company.

                     On July 12, 1996, the Registrant filed a Form 8-K dated July 12, 1996 reporting under Item 5 that it had consummated the acquisition of all of the assets of Falcon Cable Systems Company.

                     On July 26, 1996, the Registrant filed a Form 8-K/A Amendment number 1 to Form 8-K dated July 12, 1996 to include financial statements and pro forma financial information not previously filed with the July 12, 1996 filing.





__________________________________

(1) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K dated July 12, 1996, file no. 33060776

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           FALCON HOLDING GROUP, L.P.

                         a DELAWARE LIMITED PARTNERSHIP
                         ------------------------------
                                  (Registrant)





                                        By:  Falcon Holding Group, Inc.
                                             General Partner





Date: August 7, 1996                    By:   /s/ Michael K. Menerey
                                             ------------------------------
                                              Michael K. Menerey, Secretary
                                              and Chief Financial Officer