Form 10-Q
period 1996-09-30
FALCON HOLDING GROUP LP
filed 1996-11-14
CIK 900346

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                  ____________________________________________

                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                     Commission file number    33-60776

Falcon Holding Group, L.P.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      Delaware                                                 95-4408577
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
OR ORGANIZATION)                                             IDENTIFICATION NO.)


         10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA        90024
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (310) 824-9990
                                                   ----------------------------

-------------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
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



-------------------------------------------------------------------------------
                   The Exhibit Index is located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,        September 30,
                                                                                      1995*                1996
                                                                                   -------------       -------------
                                                                                              (unaudited)
                                                                                        (Dollars in Thousands)
ASSETS:
  Cash and cash equivalents                                                        $  15,050           $  15,876
  Receivables:
    Trade, less allowance of $830,000 and $754,000 for possible losses                 7,378               9,855
    Affiliates                                                                        10,023               6,755
  Other assets                                                                         5,419               5,408
  Cable materials, equipment and supplies                                              4,038               4,716
  Investment in affiliated partnerships and other investments                         11,934              11,305
  Property, plant and equipment, less accumulated depreciation
    and amortization of $186,274,000 and $214,241,000                                228,249             304,800
  Franchise cost, less accumulated amortization of
    $149,105,000 and $164,683,000                                                    221,057             265,114
  Goodwill, less accumulated amortization of
    $5,246,000 and $10,351,000                                                        63,516              71,158
  Customer lists and other intangible costs, less
    accumulated amortization of $5,539,000 and $9,121,000                              6,521              80,670
  Deferred loan costs, less accumulated amortization
    of $3,282,000 and $4,972,000                                                      12,073              15,059
                                                                                   ---------           ---------
                                                                                   $ 585,258           $ 790,716
                                                                                   =========           =========


                                          LIABILITIES AND PARTNERS' DEFICIT
                                          ---------------------------------

LIABILITIES:
   Notes payable                                                                   $ 669,019           $ 900,989
   Accounts payable                                                                    5,811               5,109
   Accrued expenses and other                                                         35,274              39,795
   Customer deposits and prepayments                                                   1,058               1,733
   Deferred income taxes                                                               9,085               7,140
   Minority interest                                                                     227                 202
   Equity in losses of affiliated partnerships in excess of investment                 4,563               3,451
                                                                                   ---------           ---------
             TOTAL LIABILITIES                                                       725,037             958,419
                                                                                   ---------           ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PARTNERS' EQUITY                                                          271,902             271,902
                                                                                   ---------           ---------
PARTNERS' DEFICIT:
   General partner                                                                   (12,091)            (12,415)
   Limited partners                                                                 (399,423)           (426,405)
   Unrealized gain (loss) on available-for-sale securities                              (167)               (785)
                                                                                   ---------           ---------
             TOTAL PARTNERS' DEFICIT                                                (411,681)           (439,605)
                                                                                   ---------           ---------
                                                                                   $ 585,258           $ 790,716
                                                                                   =========           =========

               *As presented in the audited financial statements.
          See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                            Unaudited
                                                                             ----------------------------------
                                                                                       Three months ended
                                                                                          September 30,
                                                                             ----------------------------------
                                                                                1995                      1996
                                                                             ---------                  -------
                                                                              Restated
                                                                                      (Dollars in Thousands)

REVENUES                                                                     $ 38,182                 $ 59,428
                                                                             --------                 --------
OPERATING EXPENSES:
  Service costs                                                                10,411                   17,649
  General and administrative expenses                                           6,471                    9,711
  Depreciation and amortization                                                13,498                   26,413
                                                                             --------                 --------
       Total expenses                                                          30,380                   53,773
                                                                             --------                 --------
       Operating Income                                                         7,802                    5,655

INTEREST EXPENSE, NET                                                         (13,553)                 (19,560)

OTHER INCOME (EXPENSE):
  Other, net                                                                      (25)                    (927)
  Equity in net income (loss) of investee
    limited partnerships                                                         (755)                      68
                                                                             --------                 --------
NET LOSS                                                                     $ (6,531)                $(14,764)
                                                                             ========                 ========





     See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                            Unaudited
                                                                            -----------------------------------
                                                                                        Nine months ended
                                                                                          September 30,
                                                                            -----------------------------------
                                                                               1995                     1996
                                                                             --------                 --------
                                                                              Restated
                                                                                     (Dollars in Thousands)

REVENUES                                                                     $112,789                 $153,803
                                                                             --------                 --------
OPERATING EXPENSES:
  Service costs                                                                31,948                   42,933
  General and administrative expenses                                          20,950                   26,058
  Depreciation and amortization                                                40,593                   66,602
                                                                             --------                 --------
      Total expenses                                                           93,491                  135,593
                                                                             --------                 --------

      Operating Income                                                         19,298                   18,210

INTEREST EXPENSE, NET                                                         (40,373)                 (50,983)

OTHER INCOME (EXPENSE):
  Other, net                                                                   13,185                      334
  Equity in net income (loss) of investee
    limited partnerships                                                       (3,024)                     134
                                                                             --------                 --------
NET LOSS                                                                     $(10,914)                $(32,305)
                                                                             ========                 ========





     See accompanying notes to condensed consolidated financial statements.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             Unaudited
                                                                                ------------------------------
                                                                                         Nine months ended
                                                                                           September 30,
                                                                                ------------------------------
                                                                                 1995                   1996
                                                                                --------              --------
                                                                                      (Dollars in thousands)
Net cash provided by operating activities                                       $ 30,153              $ 64,866
                                                                                --------              --------
Cash flows from investing activities:
  Acquisition of cable television systems                                             -               (247,397)
  Capital expenditures                                                           (25,763)              (35,380)
  Increase in intangible assets                                                   (1,604)               (3,904)
  Proceeds from sale of system                                                        -                 15,000
  Proceeds from sale of property, plant and equipment                                300                   312
  Distributions from investee limited partnerships                                    10                   781
  Sale of available-for-sale securities                                           13,490                    -
 Investments in affiliated partnerships and other investments                      (668)                    -
                                                                                --------              --------
Net cash used in investing activities                                            (14,235)             (270,588)
                                                                                --------              --------
Cash flows from financing activities:
  Borrowings from notes payable                                                    8,707               691,382
  Repayment of debt                                                              (29,139)             (485,158)
  Deferred loan costs                                                             (1,465)               (4,676)
  Contributions from partners                                                        260                 5,000
  Minority interest capital contributions                                            130                    -
                                                                                --------              --------
Net cash (used in) provided by financing activities                              (21,507)              206,548
                                                                                --------              --------

Net (decrease) increase in cash and cash equivalents                              (5,589)                  826

Cash and cash equivalents at
  beginning of period                                                             10,468                15,050
                                                                                --------              --------
Cash and cash equivalents at
  end of period                                                                 $  4,879              $ 15,876
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

         The Partnership was organized on March 29, 1993 to assume the cable system management operations of FHGI and executed an agreement with four partnerships that owned certain of the Owned Systems whereby the Partnership issued partnership units in exchange for the direct and indirect ownership of more than 99 percent of each of the partnerships (the "Consolidation"). For accounting purposes, the Consolidation was accounted for as a reorganization of affiliates under common control and reported in a manner similar to a pooling-of-interests.

         As noted in its latest Annual Report on Form 10-K, on December 28, 1995 the Partnership completed its acquisition of all of the direct and indirect ownership interests in Falcon First, Inc., a Delaware corporation ("Falcon First" or "First"), which it did not already own. As of December 28, 1995, Falcon First, through wholly-owned subsidiaries, owned cable television systems in Georgia, Alabama, Mississippi and New York. Prior to the transaction, the Partnership had managed the First cable systems for a fee and held an indirect, minority interest in its former parent company, Falcon First Communications, L.P. Falcon First was previously managed by the Partnership and, as such, classified as an "Affiliated Partnership" in periods prior to the acquisition date. Commencing December 28, 1995, the systems owned by Falcon First have been included as Owned Systems.

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

         On July 12, 1996, the Partnership, through a newly-formed and wholly-owned partnership, Falcon Cable Systems Company II, L.P. ("FCSC II"), acquired the assets of Falcon Cable Systems Company ("FCSC"), an Affiliated
Partnership, for approximately $247.4 million in cash.   FCSC was previously
managed by the Partnership for a fee and, as such, classified as an "Affiliated Partnership" in periods prior to the acquisition date. Commencing July 12, 1996, the FCSC II systems have been included as Owned Systems.

         The acquisition of the FCSC assets was funded primarily by bank borrowings under a $775 million Amended and Restated Bank Credit Agreement. The Partnership paid transaction and financing costs of

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 1 - BASIS OF PRESENTATION (Continued)

approximately $5.6 million on July 12, 1996. Also in connection with the acquisition, FCSC paid to the Partnership in cash deferred management fees and reimbursed expenses of approximately $5.2 million.

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

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 1 - BASIS OF PRESENTATION (Continued)

         The following tables set forth certain pro forma combined operating data assuming that the acquisition of the stock of First and the assets of FCSC had occurred on January 1, 1995:

                                                                          Unaudited
                                       ----------------------------------------------------------------------------------
                                                            Three months ended September 30, 1995
                                                       Historical
                                       -------------------------------------------
                                       FHGLP as           Falcon                             Pro Forma         Pro Forma
                                       Restated            First             FCSC          Adjustments(1)       Combined
                                       --------           -------           ------         ------------        ---------
                                                                   (Dollars in thousands)
 OPERATIONS
   STATEMENT DATA
 Revenues                             $ 38,182            $ 7,953           $13,398          $(1,061)         $ 58,472
 Service, general and
  administrative costs and
  expenses                              16,882              3,933             7,219            (1,061)           26,973
 Depreciation and amortization          13,498              3,387             3,785             4,032            24,702
                                      --------            -------           -------           -------          --------
    Operating income                     7,802                633             2,394            (4,032)            6,797
 Interest income (expense), net        (13,553)            (3,325)           (4,314)              826           (20,366)
                                      --------            -------           -------           -------          --------
 Other income (expense), net              (780)              (201)              (32)            1,972               959
                                      --------            -------           -------           -------          --------
    Net loss                          $ (6,531)           $(2,893)          $(1,952)          $(1,234)         $(12,610)
                                      ========            =======           =======           =======          ========



                                                              Unaudited
                                                 Three months ended September 30, 1996
                                  -------------------------------------------------------------------
                                    Historical        Historical         Pro Forma         Pro Forma
                                       FHGLP             FCSC          Adjustments(1)      Combined
                                   ------------       -----------      ------------        ----------
                                                        (Dollars in Thousands)
 OPERATIONS
   STATEMENT DATA
 Revenues                           $ 59,428            $1,800             $ (90)           $ 61,138
 Service, general and
 administrative costs and
 expenses                             27,360               741               (90)             28,011
 Depreciation and                     26,413               546               310              27,269
                                    --------            ------             -----            --------
 amortization
    Operating income                   5,655               513              (310)              5,858
 Interest income (expense),          (19,560)             (386)             (106)            (20,052)
    net
 Other income (expense), net            (859)               78                -                 (781)
                                    --------            ------             -----            --------
 Net income (loss)                  $(14,764)           $  205             $(416)           $(14,975)
                                    ========            ======             =====            ========





__________________________________

(1) The pro forma adjustments relate to the elimination of management fee income and expense between the Partnership, Falcon First and FCSC; to adjustments to depreciation and amortization expense to reflect the acquisitions; to adjustments to interest expense to reflect the effects of the refinancing that took place on December 28, 1995, as amended on July 12, 1996; to record estimated future tax benefits related to Falcon First; and to the elimination for the nine month period of non-recurring other income related to the FCSC acquisition.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                                         Unaudited
                                                            Nine months ended September 30, 1995
                                       ---------------------------------------------------------------------------------
                                                       Historical
                                       ------------------------------------------
                                       FHGLP as           Falcon                             Pro Forma         Pro Forma
                                       Restated            First             FCSC          Adjustments(1)       Combined
                                       --------           -------           -------        ------------        ---------
                                                                    (Dollars in thousands)
 OPERATIONS
   STATEMENT DATA
 Revenues                             $112,789           $ 23,464          $ 39,546          $ (3,133)         $172,666
 Service, general and
  administrative costs and
  expenses                              52,898             11,612            21,363            (3,133)           82,740
 Depreciation and amortization          40,593             12,407            13,037            12,096            78,133
                                      --------           --------          --------          --------          --------
    Operating income                    19,298               (555)            5,146           (12,096)           11,793
 Interest income (expense),            (40,373)            (9,849)          (12,482)            1,087           (61,617)
 net
 Other income (expense), net            10,161               (504)            7,427             7,268            24,352
                                      --------           --------          --------          --------          --------
    Net income (loss)                 $(10,914)          $(10,908)         $     91          $ (3,741)         $(25,472)
                                      ========           ========          ========          ========          ========




                                                              Unaudited
                                                Nine months ended September 30, 1996
                                  ------------------------------------------------------------------
                                    Historical        Historical         Pro Forma        Pro Forma
                                       FHGLP             FCSC          Adjustments(1)      Combined
                                  -------------       -----------      -------------      ----------
                                                        (Dollars in Thousands)
 OPERATIONS
   STATEMENT DATA
 Revenues                           $153,803           $29,037           $(1,452)         $181,388
 Service, general and
 administrative costs and
 expenses                             68,991            15,397            (1,452)           82,936
 Depreciation and
 amortization                         66,602             7,952             5,548            80,102
                                    --------           -------           -------          --------
    Operating income                  18,210             5,688            (5,548)           18,350
 Interest income (expense),          (50,983)           (8,705)           (1,352)          (61,040)
 net
 Other income (expense), net             468             1,402            (1,567)              303
                                    --------           -------           -------          --------
 Net loss                           $(32,305)          $(1,615)          $(8,467)         $(42,387)
                                    ========           =======           =======          ========





__________________________________

(1) The pro forma adjustments relate to the elimination of management fee income and expense between the Partnership, Falcon First and FCSC; to adjustments to depreciation and amortization expense to reflect the acquisitions; to adjustments to interest expense to reflect the effects of the refinancing that took place on December 28, 1995, as amended on July 12, 1996; to record estimated future tax benefits related to Falcon First; and to the elimination for the nine month period of non-recurring other income related to the FCSC acquisition.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONCLUDED)


NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The interim financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K and the 1995 Form 10-K filed by FCSC. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year.

NOTE 3 - MINORITY INTEREST

         Included in the operations of Falcon Telecable, a wholly-owned subsidiary partnership, are the results of operations of Lake Las Vegas Cablevision, L.P., a Delaware limited partnership, a joint venture owned 66 2/3% by Falcon Telecable. The minority interest reflects the 33 1/3% of the venture that Falcon Telecable does not own.

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

NOTE 6 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         As a result of the December 28, 1995 acquisition of the stock of Falcon First, Inc., the Partnership has restated the consolidated Statement of Operations for the three and nine months ended September 30, 1995 to reflect FHGLP's equity in the net losses of Falcon First, Inc. which were not previously recorded. Such losses were not previously recorded because FHGLP recorded losses only to the extent of its obligation as the ultimate general partner of Falcon First Communications, L.P., which previously owned 100% of the stock of Falcon First, Inc. The effect of the restatement was to increase equity in net loss of Affiliated Partnerships and net loss for the three and nine months ended September 30, 1995 by $801,000 and $3,022,000 respectively and to increase partner's deficit by $10,513,000 to reflect the full effect of the restatement through December 31, 1995.

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

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs, the possible purchase or sale of assets by the Partnership and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided or referred to herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.

         As discussed in Note 1 to Condensed Consolidated Financial Statements, the historical results of operations of the Partnership for 1995 did not include the results of Falcon First or FCSC, and for the period January 1, 1996 through July 11, 1996 did not include the results of FCSC. In order to provide a more accurate description of the changes in the Partnership's 1996 results of operations compared to 1995, the discussion that follows is based upon the pro forma 1996 results of operations compared to the pro-forma combined 1995 results that are set forth in Note 1 to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS (Pro forma)

         The Partnership's revenues increased from $58.5 million to $61.1 million, or by 4.6%, and $172.7 million to $181.4 million, or by 5.1%, for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995. The $2.6 million net increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995 was due to increased cable service revenues, which was caused principally by increases of $2.9 million due to increases in regulated service rates implemented in April 1996, $748,000 due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1,

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

1996, and $582,400 due to increases related to other revenue producing items (primarily advertising sales), partially offset by decreases of $855,700 related to cable systems sold during 1996, $604,800 due primarily to reductions in the number of premium subscriptions for cable service and $123,000 related to decreases implemented in 1996 to comply with the 1992 Cable Act. The $8.7 million net increase in revenues for the nine months ended September 30, 1996 compared to the corresponding period in 1995 was due to increased cable service revenues, caused principally by increases of $7.8 million due to increases in regulated service rates implemented in each of April 1995 and 1996. An additional $748,000 due to the restructuring of The Disney Channel discussed above and $2.0 million related to increases in other revenue producing items (primarily advertising sales). These increases were partially offset by decreases of $855,700 related to cable systems sold during 1996, $780,700 primarily due to reductions in the number of premium subscriptions for cable service and to $123,000 related to decreases implemented in 1996 to comply with the 1992 Cable Act. As of September 30, 1996, the Owned Systems had approximately 544,000 homes subscribing to cable service and 211,400 premium service units. Management and consulting fees remained relatively unchanged at $1.2 million and $3.3 million for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995.

         Service costs increased from $16.9 million to $18.1 million, or by 7.1%, for the three months ended September 30, 1996 compared to the corresponding period in 1995 and remained relatively unchanged at $51.6 million for the nine months ended September 30, 1996 compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $1.2 million increase in service costs for the three months ended September 30, 1996 as compared to 1995, $1.5 million related to increases in programming fees paid to program suppliers (including primary satellite fees), $338,100 related to increases in franchise and copyright fees associated with increased revenues and $121,700 related to increases in other service costs. These increases were partially offset by decreases of $719,800 related to increases in capitalized labor associated with increased construction activity. Of the $77,000 decrease in service costs for the nine months ended September 30, 1996 as compared to 1995, $1.6 million related to increases in capitalized labor associated with increased construction activity, and $852,900 related to decreases in property taxes. These decreases were partially offset by increases of $1.3 million in franchise and copyright fees (related to increased revenues), increases of $652,300 in other service costs, increases of $255,300 in personnel costs and increases of $206,100 in programming fees paid to program suppliers (including primary satellite fees). The increase in programming costs for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995 included a $275,500 increase related to the restructuring of The Disney Channel discussed above.

         General and administrative expenses decreased from $10.0 million to $9.9 million, or by 1.6%, for the three months ended September 30, 1996 compared to the corresponding period in 1995, and increased from $31.1 million to $31.4 million, or by 0.9%, for the nine months ended September 30, 1996 compared to the corresponding period in 1995. Of the $161,100 decrease for the three months ended September 30, 1996 as compared to 1995, $360,400 related to decreases in personnel costs and $312,100 related to increases in capitalized labor associated with increased construction activity. These decreases were partially offset by a $511,500 increase in various other expenses primarily related to the 1995 reimbursement of expenses associated with certain international investment activities. Of the $273,100 increase for the nine months ended September 30, 1996 as compared to 1995, $606,600 related to increases in marketing costs, $216,300 related to costs associated with re-regulation by the FCC and various other expenses increased $297,900, primarily due to the 1995 reimbursement of expenses

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES associated with certain international investment activities. These increases were partially offset by decreases of $847,700 related to increases in capitalized labor associated with increased construction activity.

         Depreciation and amortization expense increased from $24.7 million to $27.3 million, or by 10.4%, and from $78.1 million to $80.1 million, or by 2.5%, for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995. Depreciation expense increased by approximately $1.7 million due to accelerated depreciation related to asset retirements and adjustments of the estimated useful lives of certain tangible assets due to rebuilds and increased by approximately $2.6 million due to the depreciation of property, plant and equipment additions. These increases were substantially offset by intangible assets becoming fully amortized and as a result of the estimated useful lives of certain other intangible assets being extended.

         Operating income decreased from $6.8 million to $5.9 million, or by 13.8%, for the three months ended September 30, 1996 compared with the corresponding period in 1995, and increased from $11.8 million to $18.4 million, or by 55.6%, for the nine months ended September 30, 1996 compared with the corresponding period in 1995. The $937,400 decrease for the three months ended September 30, 1996 was due principally to increases in operating expenses of $3.6 million in excess of revenue increases of $2.6 million as discussed above. The $6.6 million increase for the nine months ended September 30, 1996 was primarily due to the $8.7 million net increase in revenues partially offset by increases in operating expenses as discussed above.

         Interest expense, including the effects of interest rate hedging agreements, decreased from $20.4 million to $20.1 million, or by 1.5%, and from $61.6 million to $61.0 million, or by 0.9% for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995. Lower average interest rates (8.6% and 8.7% during the three and nine months ended September 30, 1996 compared to 9.2% and 9.4% during the corresponding periods in 1995) partially offset by higher average borrowings accounted for the majority of the decreases. Payment-in-kind interest expense (in which interest payment requirements are met by an increase in the notes) associated with the 11% Senior Subordinated Notes (and, in 1995 only, with the $20 million Falcon Telecable 11.56% notes payable), amounted to $6.7 million and $19.6 million for the three and nine months ended September 30, 1996 compared to $6.8 million and $20.0 million for the corresponding periods in 1995. Interest rate hedging agreements resulted in additional interest expense of $238,000 and $870,000 during the three and nine months ended September 30, 1996 compared to $556,000 and $1.0 million during the corresponding periods in 1995.

         Other income and expense was $781,000 expense for the three months ended September 30, 1996 and was $303,000 income for the nine months ended September 30, 1996 compared to $958,900 and $24.3 million of income for the corresponding periods in 1995. The $1.7 million change for the three months ended September 30, 1996 was due principally to a reduction in income tax benefits related to Falcon First in the 1995 period. The $24.0 million decrease in income for the nine months was primarily due to a $20.8 million non-recurring gain from the sale of marketable securities during 1995, and to a $3.2 million reduction in income tax benefits recorded in the 1995 period.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

         Due to the factors described above, the Partnership's net loss increased from $12.6 million to $15.0 million and from $25.5 million to $42.4 million for the three and nine months ended September 30, 1996 compared with the corresponding periods of 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Partnership's primary need for capital has been to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $37.1 million during 1995 on non-acquisition capital expenditures. Including capital expenditure requirements related to the FCSC assets acquired on July 12, 1996, management's current plan calls for the expenditure of approximately $60.0 million and $125.0 million in capital expenditures in 1996 and 1997, respectively, including approximately $24.0 million and $80.0 million, respectively, to rebuild and upgrade certain of the Owned Systems. The Partnership's proposed spending plans, in general, and including those plans for 1997, are constantly being reviewed and revised with respect to changes in technology, acceptable leverage parameters, franchise requirements and other factors. The Partnership will also need to continue to maintain compliance with certain covenants of the Partnership's loan agreements, of which there can be no assurance. The Partnership spent $35.4 million on non-acquisition capital expenditures during the nine months ended September 30, 1996.

         As previously discussed in more detail in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on December 28, 1995 the Partnership acquired all of the direct and indirect ownership interests in Falcon First that it did not already own. Falcon First was previously managed by the Partnership. In connection with the acquisition of Falcon First, on December 28, 1995 the Partnership entered into a new $435 million Bank Credit Agreement. As discussed in Note 1 to unaudited Condensed Consolidated Financial Statements, on July 12, 1996 the Partnership entered into a $775 million Amended and Restated Bank Credit Agreement (the "Amended and Restated Bank Credit Agreement") in order to finance the acquisition of the assets of FCSC, pay transaction and financing costs of approximately $5.6 million and prepay $28.6 million of subordinated debt. On July 16, 1996, the Partnership received payment of approximately $5.2 million of previously deferred fees from FCSC. On August 1, 1996, the Partnership received $5.0 million from certain existing limited partners who purchased additional partnership units, the proceeds of which were used to temporarily repay outstanding debt under the Amended and Restated Bank Credit Agreement.

         On July 1, 1996 the Partnership sold certain of the Falcon First assets for $15.0 million, the proceeds being used to temporarily repay outstanding debt under the former Bank Credit Agreement. The cable assets sold generated approximately 1.9% of consolidated revenues for the six months ended June 30, 1996. The Partnership has decided not to sell certain other cable assets that were contemplated to be sold under the Amended and Restated Bank Credit Agreement due to offers it considered inadequate, and, as a result, the failure to sell these assets may result in the reduction of capital expenditures permitted under the Amended and Restated Bank Credit Agreement. The Partnership frequently considers opportunities to sell assets that it views as non-strategic.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

         The Amended and Restated Bank Credit Agreement provides for maximum available borrowings as follows: $775 million at December 31, 1996; $774 million at December 31, 1997; $773 million at December 31, 1998; $706 million at December 31, 1999; $611 million at December 31, 2000; $535 million at December 31, 2001; and $439 million at December 31, 2002. As of September 30, 1996, the amount outstanding under the Amended and Restated Bank Credit Agreement was $632 million and the Partnership had available to it additional borrowings thereunder of approximately $77 million. At closing of the acquisition of the assets of FCSC on July 12, 1996, the amount outstanding under the Amended and Restated Bank Credit Agreement was $646 million, which included $28.6 million borrowed to prepay a portion of outstanding subordinated debt. The Amended and Restated Bank Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of September 30, 1996, borrowings under the Amended and Restated Bank Credit Agreement bore interest at an average rate of 7.9% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at September 30, 1996 of $600 million (including $210 million of contracts purchased from FCSC). Agreements in effect at September 30, 1996 totaled $495 million, with the remaining $105 million to become effective as certain of the existing contracts mature during 1996 and 1997.
The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through May 27, 2000. The Amended and Restated Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership believes that it was in compliance with all such requirements as of September 30, 1996.

         The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. All of the Owned Systems are owned by subsidiaries of the Partnership. Accordingly, the Partnership is financially dependent on the receipt of permitted payments from the Owned Systems, management and consulting fees from both domestic and the remaining international cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Partnerships to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the former Bank Credit Agreement permitted the Owned Partnerships to remit to FHGLP no more than 3.75% of their net cable revenues, as defined, in any year. The Amended and Restated Bank Credit Agreement increased that amount to 4.25% effective July 12, 1996. For 1995, that limit was approximately $4.9 million ($3.0 million was actually remitted), and for the nine months ended September 30, 1996 the limit was approximately $6.0 million. In addition, the management fees and reimbursed expenses earned from the Affiliated Partnerships have been adversely affected by the FCC's rate regulations (to the extent those fees are based on revenues of the Affiliated Partnerships), as well as by payment restrictions imposed, or which may be imposed in the future, by the senior lenders to several of those entities As a result, a portion of the payment of fees due to FHGLP has been deferred in prior years due to such restrictions, which increases the amount required to be funded by the Owned Systems. Receivables from the Affiliated Partnerships for services and reimbursements described above amounted to approximately $6.8 million at September 30, 1996.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

         Due to the uncertainty regarding its ability to meet the projected liquidity needs outlined above, the Partnership cannot presently determine whether it will have access to the capital required for it to continue to pursue its traditional acquisition strategy if and when attractive acquisition opportunities become available. The Partnership also possesses the right, under certain circumstances, to acquire some or all of the remaining Affiliated Systems. During the three months ended September 30, 1996, the Partnership's Board of Representatives authorized its management to commence the "Appraisal Process," as defined in the partnership agreement of Falcon Classic Cable Income Properties, L.P. ("Classic"), one of the Affiliated Partnerships, in order to determine whether the Partnership should exercise its right under that partnership agreement to acquire some or all of Classic's cable systems. The three appraisal firms were selected in October 1996, and the appraisal work has commenced. Any exercise of the Partnership's right to purchase some or all of Classic's assets (which will not take place prior to January 1, 1997, at the earliest) will be dependent on the results of the appraisals and will also be subject to approval of the Board of Representatives. Any exercise of such rights is similarly dependent on the availability of adequate capital, of which there can be no assurance. The costs of the Appraisal Process, anticipated to be approximately $200,000, will be borne by FHGLP. Further information regarding the Appraisal Process is provided in Forms 8-K filed by Classic on August 27 and October 17, 1996.

         On March 29, 1993, the Partnership issued $175 million aggregate principal amount of its 11% Senior Subordinated Notes (the "Notes") in connection with the Consolidation. As a result of payment-in-kind interest payments, the aggregate principal of the Notes outstanding as of September 30, 1996 had increased to $253 million. Future interest payments are expected to be paid in kind until the year 2000, when cash payment is required. The Notes also contain various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness. The incurrence of additional indebtedness test limits the ratio of the total debt of the Partnership to Operating Cash Flow (as defined in the indenture) to 7.5 to 1 if such indebtedness is incurred through December 31, 1999 and to 6.5 to 1 thereafter.

         As of September 30, 1996, the Partnership also had outstanding an aggregate of $15.0 million in principal amount of subordinated debt (other than the Notes).

         Enstar Communications Corporation, a wholly-owned subsidiary of one of the Owned Partnerships ("ECC"), has guaranteed the debt obligations of certain Enstar partnerships in which it acts as general partner. The Enstar partnerships own cable television systems through limited partnerships, most of which are publicly-held. At September 30, 1996, the maximum exposure to ECC pursuant to such guarantees was approximately $9.8 million, plus accrued interest. This guarantee is recourse only to the assets of ECC, which consist primarily of equity interests in the Enstar partnerships.

         The Partnership Agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests held by the Group I, II and III limited partners (constituting approximately 60% of the common equity of the Partnership), at the holders' option, during the period from September 15, 1996 to June 30, 1999. Certain of these interests are mandatorily redeemable in 1998. Limited partnership interests held by the Group IV limited partner become redeemable in 2004, subject to certain shared liquidity rights. The purchase price for such partnership interests (other than Class C partnership interests), which would be negotiated based on market conditions or determined by an appraisal, is to be paid in cash or, under certain circumstances, through the issuance

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES of debt or equity securities. The redemption value of the Class C partnership interests will generally be determined based on a formula due to its preferred status. Certain of the Partnership's debt agreements (including the Amended and Restated Bank Credit Agreement and the Notes) will restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. The obligation to redeem any significant amount of the limited partnership interests in the Partnership could result in a material liquidity demand on the Partnership and there can be no assurance that the Partnership will be able to raise such funds on terms acceptable to the Partnership, or at all.

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Cash from operating activities (including interest expense and management fee income) increased from $30.2 million to $64.9 million for the nine months ended September 30, 1996, compared to the corresponding period in 1995, an increase of $34.7 million. The increase resulted primarily from a net increase of $35.1 million in other operating items (receivables, cable materials and supplies, payables, accrued expenses and subscriber deposits and prepayments) partially offset by a $428,900 decrease in payment-in-kind interest expense related primarily to the $20 million Falcon Telecable 11.56% notes payable repaid on July 12, 1996.

         Cash used in investing activities increased from $14.2 million to $270.6 million for the nine months ended September 30, 1996 compared to the corresponding period in 1995. The change was due primarily to the July 12, 1996 $247.4 million acquisition of the FCSC assets as previously discussed, the absence in 1996 of approximately $13.5 million of net proceeds received by the Partnership during 1995 from the sale of marketable securities, to an increase in capital expenditures of $9.6 million and to an increase in intangible assets of $2.3 million. These increases were partially offset by $15.0 million of cash provided in 1996 in connection with the sale of a system, by $770,400 distributions received from investee limited partnerships and by $668,100 of investments in limited partnerships during 1995 that did not recur in 1996.

         Cash from financing activities increased from a use of cash of $21.5 million for the nine months ended September 30, 1995 to cash provided of $206.5 million for the nine months ended September 30, 1996, or a change of $228.0 million. The increase was due primarily to increased borrowings of debt in 1996 of $226.7 million and to increased capital contributions of $4.7 million, partially offset by a $3.2 million increase in expenditures for deferred loan costs.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 53.9% to 54.2% and from 52.1% to 54.3% for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995. The increases were primarily caused by revenue increases as described above. EBITDA increased from $31.5 million to $33.1 million, or by 5.2%, and from $89.9 million to $98.4 million, or by 9.5%, during the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995.

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

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

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES




PART II.    OTHER INFORMATION



ITEMS 1-5.       Not applicable.

ITEM 6.          Exhibits and Reports on Form 8-K

                 (a) Exhibit 10.39 - Limited Partnership Interest Purchase Agreement dated July 15, 1996, by and among Falcon Holding Group, L.P., Marc B. Nathanson, Trustee of the Falcon Cable Trust and Advance TV of California, Inc.

                          Exhibit 10.40 - Partnership Option Agreement dated July 15, 1996, by and among Marc B. Nathanson, Trustee of the Falcon Cable Trust and Falcon Holding Group, L.P.

                          Exhibit 10.41 - Partnership Option Agreement dated July 15, 1996, between Advance TV of California, Inc. and Falcon Holding Group, L.P.

                          Exhibit 10.42 - Fourth Amendment to Note Purchase and Exchange Agreement dated July 12, 1996, between Falcon Telecable, AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of America.

                          Exhibit 10.43 - Second Restated Subordination Agreement between Registrant and AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of America dated July 12, 1996.

                          Exhibit 10.44 - Second Restated Guaranty Agreement, dated July 12, 1996, by Falcon Cablevision, Falcon Cable Media, Falcon Community Cable, L.P., Falcon Community Ventures I Limited Partnership, Falcon Investors Group, LTD., Falcon Telecable Investors Group, Falcon Media Investors Group, Falcon Community Investors, L.P., Falcon Telecom, L.P., Falcon Cable Systems Company II, L.P., and Falcon First, Inc. in favor of each of AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of America with respect to the Notes.



                 (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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





                                            By:  Falcon Holding Group, Inc.
                                                 General Partner



Date: November 12, 1996                     By:   /s/ Michael K. Menerey
                                                -------------------------------
                                                  Michael K. Menerey, Secretary
                                                  and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number            Description
--------------            -----------

10.39 Limited Partnership Interest Purchase Agreement dated July 15, 1996, by and among Falcon Holding Group, L.P., Marc B. Nathanson, Trustee of the Falcon Cable Trust and Advance TV of California, Inc.

10.40 Partnership Option Agreement dated July 15, 1996, by and among Marc B. Nathanson, Trustee of the Falcon Cable Trust and Falcon Holding Group, L.P.

10.41 Partnership Option Agreement dated July 15, 1996, between Advance TV of California, Inc. and Falcon Holding Group, L.P.

10.42 Fourth Amendment to Note Purchase and Exchange Agreement dated July 12, 1996, between Falcon Telecable, AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of America.

                          Second Restated Subordination Agreement between Registrant and AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of
                          America dated July 12, 1996.

10.44 Second Restated Guaranty Agreement, dated July 12, 1996, by Falcon Cablevision, Falcon Cable Media, Falcon Community Cable, L.P., Falcon Community Ventures I Limited Partnership, Falcon Investors Group, LTD., Falcon Telecable Investors Group, Falcon Media Investors Group, Falcon Community Investors, L.P., Falcon Telecom, L.P., Falcon Cable Systems Company II, L.P., and Falcon First, Inc. in favor of each of AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of America with respect to the Notes.