Form 10-K405
period 1996-12-31
FALCON HOLDING GROUP LP
filed 1997-03-28
CIK 900346

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

            Commission File Number: 33-60776

                           FALCON HOLDING GROUP, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                 95-4408577
----------------------------------------------          ------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                    Identification
                                                              Number)

    10900 WILSHIRE BOULEVARD - 15TH FLOOR
           LOS ANGELES, CALIFORNIA                            90024
----------------------------------------------          ------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including
area code:                                                (310) 824-9990
                                                        ------------------

Securities registered pursuant to Section 12                  NONE
(b) of the Act:

Securities registered pursuant to Section 12                  NONE
(g) of the Act:

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]

         The aggregate market value of equity securities held by non-affiliates of the Registrant: There is no public trading market for the equity securities of the Registrant and, accordingly, the Registrant is not presently able to determine the market value of the equity securities held by non-affiliates.

===============================================================================

                    The Exhibit Index is located at Page E-1

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

            Falcon Holding Group, L.P., a Delaware limited partnership (the "Partnership"), owns and operates cable television systems in 23 states (the "Owned Systems"), principally Missouri, Georgia, California, Oregon, Texas, Alabama, North Carolina and Arkansas. At December 31, 1996, the Owned Systems had approximately 732,000 Subscribers(1) and served approximately 544,000 homes subscribing to cable service. The Partnership also controls, holds varying equity interests in and manages certain other cable television systems (the "Affiliated Systems" and, together with the Owned Systems, the "Systems"). At December 31, 1996, the Affiliated Systems had approximately 285,000 Subscribers and served approximately 207,000 homes subscribing to cable service in 16 states, including North Carolina, Kentucky, Illinois, Washington and Tennessee. All of the Owned Systems and most of the Affiliated Systems operate under the name "Falcon Cable TV." See "Overview of the Systems."

            A cable television system receives television, radio and data signals at the system's "headend" site by means of over the air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years.

            The Systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WTBS and WGN) various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT") and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the Systems offer "premium" television services to their customers. These services (such as Home Box Office ("HBO"), Showtime and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

            A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the Systems. In addition to customer revenues, the Systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special

--------
      1 The Partnership reports subscribers for the Systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average basic service rate within an operating entity, adjusted to reflect the appropriate impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act. See "Overview of the Systems" for additional information about Subscribers and homes subscribing to cable service.

events and from the sale of available advertising spots on advertiser-supported programming. The Systems also offer to their customers home shopping services, which pay the Partnership a share of revenues from sales of products in the System's service areas, in addition to paying the System a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the Systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, management cannot predict the impact of such potential payments on the Partnership's business. See
Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

            Led by Chairman of the Board and Chief Executive Officer, Marc B. Nathanson, and President and Chief Operating Officer, Frank J. Intiso, the Partnership's senior management has on average over eighteen years of experience in the industry and has worked together for over a decade. Mr. Nathanson, a 27-year veteran of the cable business, is a member of the Executive Committee of the Board of Directors of the National Cable Television Association and a past winner of the prestigious Vanguard Award from the National Cable Television Association for outstanding contributions to the growth and development of the cable television industry. Mr. Intiso is an 18-year veteran of the cable industry. He is also Chairman of the California Cable Television Association and is active in various industry boards including the Board of the Community Antenna Television Association ("CATA"). The principal executive offices of the Partnership, and its general partner, Falcon Holding Group, Inc. ("FHGI"), are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990.

RECENT DEVELOPMENTS

            As previously disclosed in prior filings with the Securities and Exchange Commission (the "Commission"), the Partnership possesses the right, under certain circumstances, to acquire some or all of the Affiliated Systems. Among the Affiliated Systems subject to such a purchase right are the cable television systems owned by Falcon Classic Cable Income Properties, L.P. ("Classic" or "Falcon Classic"). Falcon Classic's agreement of limited partnership (the "Classic Partnership Agreement") provides that certain affiliates of its general partner (including FHGLP) may elect to acquire Falcon Classic's cable systems for cash pursuant to an "Appraisal Process." The Partnership commenced the Appraisal Process in August 1996. In February 1997, the Partnership received the results of the related appraisals which indicated an aggregate appraised value for all of the Falcon Classic cable systems of $82 million. At December 31, 1996, the Falcon Classic cable systems had approximately 47,600 homes subscribing to cable service located in five states. As of the date of this Report, the General Partner has not made a decision as to whether or not it will further pursue the acquisition of any of the Falcon Classic assets at this time. These matters are discussed more fully under the caption Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 13., "Certain Relationships and Related Transactions - Falcon Classic Appraisal Process."

BUSINESS STRATEGY

            Historically, the Partnership has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of its services. The Partnership's business strategy has focused on serving small to medium-sized communities and the suburbs of certain cities, including Corpus Christi, Eugene, Little Rock, Los Angeles, Norfolk, Portland (Oregon), San Luis Obispo, San Jose and St. Louis that have favorable demographic characteristics. Because the Systems are located in geographically and economically diverse markets across the United States, the Systems, taken as a whole, are not dependent on any single local economy, are more resistant to regional economic fluctuations and provide the Partnership with more stable revenue and operating cash flow streams.

            Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            The Partnership believes that given a similar technical profile, its cable television systems generally involve less risk of increased competition than systems in large urban cities. In many of the Partnership's markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a more stable customer base than systems in large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

            Clustering

            The Partnership has sought to acquire cable television operations in communities that are proximate to other Systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters." The Partnership believes clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered through a central headend reception facility. In determining whether the Partnership should acquire a particular system, the Partnership evaluates, among other things, the capital expenditure requirements of the system and the demographics of the region.

            Acquisitions

            Management believes that the cable television industry has entered a period of consolidation. Subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance, the Partnership plans to continue its acquisition strategy by pursuing opportunities to purchase cable television systems in its existing geographic service areas as well as by entering new geographic markets, if and when attractive acquisition opportunities become available. Any such acquisitions, which could be substantial in size, may involve cable systems owned by affiliated entities. Among other things, the Partnership possesses the right, under certain circumstances, to acquire some or all of the Affiliated Systems, and is currently evaluating whether or not to excercise this right in respect of the Systems owned by Falcon Classic. In addition to opportunities to purchase additional cable systems, management expects to pursue opportunities to exchange its Systems for other cable television properties to further its clustering strategy. In the ordinary course of its business, the Partnership regularly investigates and otherwise considers investment and acquisition opportunities. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 13., "Certain Relationships and Related Transactions."

            Strategic Partnerships

            The Partnership has from time to time had discussions with a number of cable operators, telephone companies and other telecommunications companies regarding possible strategic partnerships and other investment arrangements, and, in certain instances, has engaged in negotiations regarding such transactions. The Partnership has no present agreement regarding the terms of any such transaction. There can be no assurance that any such strategic business arrangement will be entered into or the timing thereof. Specifically, any future decision by the Partnership as to whether or not to pursue any such strategic partnership or similar business arrangement will be based upon, among other things, the relative attractiveness of available alternative business and investment opportunities, the regulatory environment for cable properties, future developments relating to the Partnership, the cable industry and any prospective partner's industry, general economic conditions and other future developments.

            Capital Expenditures

            The Partnership has invested in the rebuilding and upgrading of its cable television systems through prudent capital expenditure programs, to the extent financing and regulatory conditions have permitted. These rebuilds and upgrades have consisted primarily of replacing low capacity cable plant with new higher capacity fiber-optic trunk and feeder lines, adding headend electronics to increase channel capacity and addressable converters to permit system addressability, and reducing the number of headends in various regions through microwave network transmission links, fiber optic super trunk and improved reception equipment. However, as noted in "Overview of the Systems - The Owned Systems," many of the Systems have almost no available channel capacity with which to add new channels or to further expand their use of pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the Systems remain competitive within the industry. For the three year period ended December 31, 1996, capital expenditures for line extensions, rebuilds and upgrades, and new equipment for the Partnership totaled approximately $123.8 million. Due to the regulatory uncertainty, only $50 million of these capital expenditures related to upgrading and rebuilding existing distribution plant.

            As discussed in prior reports, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the impact thereof on the Partnership's business and access to capital. As a result, even after giving effect to certain upgrades and rebuilds that were started or completed in 1996, the Partnership's systems are significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse affect on the value of the systems compared to systems that have been rebuilt to a higher technical standard. Currently, the Owned Systems have an average capacity of 45 channels (substantially all of which is presently utilized), and approximately 63% of their customers are served by systems that utilize addressable technology. The Partnership's management has selected a technical standard that incorporates a 750 MHz fiber to the feeder architecture for the majority of its Systems that are to be rebuilt. A system built to a 750 MHz standard can provide approximately 95 channels of analog video service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services. See "Technological Developments."

            The Partnership's future capital expenditure plans are, however, all subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. Provided the Partnership remains in compliance with certain covenants of its Amended and Restated Credit Agreement and its Subordinated Notes, the Partnership presently intends to spend approximately $50 million for rebuild and upgrade projects in 1997. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

            Decentralized Management

            The Partnership manages the Systems through 40 separate regional service centers in 27 states. In some circumstances, both Owned Systems and Affiliated Systems are operated through the same regional service center to take advantage of cost efficiencies. The Partnership believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

            Marketing

            The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Historically, the Partnership had offered four programming packages in its upgraded addressable systems. These packages combined services at a lower rate than the aggregate rates for such services purchased individually on an "a la carte" basis. The new rules require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. On November 10, 1994, the FCC announced the adoption of further significant amendments to its rules. One amendment allows cable operators to create new tiers of program services which the FCC has chosen to exclude from rate regulation, so long as the programming is new to the system. However, in applying this new policy to packages such as those already offered by the Partnership and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to a non-premium "new product tier" package, the package will be treated as if it were a tier of new program services as discussed above. Substantially all of the new product tier packages offered by the Partnership have received this desirable treatment. In addition, the FCC decided that discounted packages of non-premium programming services will be subject to rate regulation in the future. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce programmed service packaging. As a result, in addition to the basic service package, customers in substantially all of the Systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services and premium services on either an a la carte or a discounted package basis. See "Legislation and Regulation."

            The Partnership has employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Partnership employs direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In many systems, the Partnership offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

            Customer Service and Community Relations

            The Partnership places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Partnership has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Partnership's operations and employee interaction with customers. The effectiveness of the Partnership's training program as it relates to the employees' interaction with customers is monitored on an ongoing basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Partnership conducts an extensive customer survey on a periodic basis and uses the information in its efforts to enhance service and better address the needs of its customers. In addition, the Partnership is participating in the industry's Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Partnership's corporate executives and regional managers lead the Partnership's involvement in a number of programs benefiting the communities the Partnership serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine, provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

OVERVIEW OF THE SYSTEMS

         The following table sets forth certain operating statistics for the Systems as of the dates indicated.

                                                                 As of December 31,
                                          ------------------------------------------------------------------
                                           1992(2)       1993(2)        1994        1995(3)       1996(4)
                                          -----------  ------------  -----------  ------------  ------------
Homes passed (1)
   Owned Systems                             536,155       546,702      562,616      691,941        924,030
   Affiliated Systems                        639,773       640,798      654,108      549,676        327,201
                                          -----------  ------------  -----------  ------------  ------------
      Total                                1,175,928     1,187,500    1,216,724    1,241,617      1,251,231

Homes subscribing to cable service
   Owned Systems                             332,207       329,902      340,681      419,288        544,153
   Affiliated Systems                        401,186       400,416      411,133      343,369        207,375
                                          -----------  ------------  -----------  ------------  ------------
      Total                                  733,393       730,318      751,814      762,657        751,528

Basic penetration (5)
   Owned Systems                                62.0%         60.3%        60.6%        60.6%          58.9%
   Affiliated Systems                           62.7          62.5         62.9         62.5           63.4
      Combined                                  62.4          61.5         61.8         61.4           60.1

Premium service units (6)
   Owned Systems                             158,001       154,846      165,137      186,477        203,679
   Affiliated Systems                        179,541       184,846      194,958      143,810         77,659
                                          -----------  ------------  -----------  ------------  ------------
      Total                                  337,542       339,692      360,095      330,287        281,338

Premium penetration (7)
   Owned Systems                                47.6%         46.9%        48.5%        44.5%          37.4%
   Affiliated Systems                           44.8          46.2         47.4         41.9           37.4
      Combined                                  46.0          46.5         47.9         43.3           37.4

Average monthly revenue per home
  subscribing to cable service (8)
   Owned Systems                              $32.15        $34.36       $34.01       $34.52         $36.23
   Affiliated Systems                          30.68         32.85        32.68        32.61          35.00
       Combined                                31.40         33.53        33.28        33.66          35.89

Subscribers (9)
   Owned Systems                             430,637       430,321      445,196      634,556        732,102
   Affiliated Systems                        559,157       560,706      578,313      506,526        285,150
                                          -----------  ------------  -----------  ------------  ------------
      Total                                  989,794       991,027    1,023,509    1,141,082      1,017,252

(1) Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(2) In prior reports, the December 31, 1992 and 1993 totals for the Affiliated Systems included the statistics for the systems owned by Vista Communications Limited Partnership III ("Vista"). Vista sold those systems on December 23, 1994. Accordingly, in order to provide a comparable presentation, the statistics for the Vista systems have been removed from the table above for all periods presented.

(3) On December 28, 1995, the Partnership acquired all of the direct and indirect ownership interests in Falcon First, Inc. ("Falcon First") that it did not previously own and, as a result, the systems of Falcon First became Owned Systems; previously they were reported as Affiliated Systems. On July 1, 1996, the Partnership sold certain of the Falcon First Systems. As a result, comparisons of 1996 and 1995 to prior years must take these changes into account. At December 31, 1996 and 1995, Falcon First had approximately 96,318 and 114,682 homes passed, 67,104 and 75,789 homes subscribing to cable service, 29,571 and 36,413 premium service units and 98,678 and 125,622 Subscribers, respectively. At December 31, 1994, the corresponding totals for Falcon First were 113,403, 74,254, 38,756, and 113,386, respectively. At July 1, 1996, the Systems that were sold had approximately 18,957 homes passed, 9,547 homes subscribing to cable service, 3,932 premium service units and 12,528 Subscribers.

(4) On July 12, 1996, the Partnership acquired the assets of Falcon Cable Systems Company ("FCSC") and, as a result, the systems of FCSC became Owned Systems; previously they were reported as Affiliated Systems. As a result, comparisons of 1996 to prior years must take this change into account. At December 31, 1996, the FCSC systems had approximately 239,431 homes passed, 135,550 homes subscribing to cable service, 44,199 premium service units and 170,561 Subscribers. At December 31, 1995 and 1994, the corresponding totals for the FCSC systems were 233,304 and 228,522 homes passed, 135,475 and 133,249 homes subscribing to cable service, 52,694 and 59,732 premium service units and 219,269 and 193,008 Subscribers, respectively.

(5) Homes subscribing to cable service as a percentage of homes passed by cable.

(6) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee. Prior to July 1, 1996, The Disney Channel was offered as a premium service. Effective July 1, 1996, it was offered as part of an unregulated tier of services. As a result, the number of reported premium service units was artificially reduced by this service offering change. The number of Disney Channel premium service units at June 30, 1996, December 31, 1995 and at December 31, 1994 were:
      Owned 19,124, Affiliated 7,060; Owned 22,613, Affiliated 18,970, and Owned 21,309, Affiliated 29,641, respectively.

(7) Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

(8) Average monthly revenue per home subscribing to cable service for the one-year period ending on the respective dates indicated, except for 1994 which reflects the fourth quarter of 1994 only. Management believes that the fourth quarter is more relevant for 1994 because the FCC's amended rate regulation rules became effective during the third quarter of 1994. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Position and Results of Operations."

(9) The Partnership reports subscribers for the Systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

 THE OWNED SYSTEMS

            The Owned Systems are divided into 32 separate operating regions located in 23 states. The following is a brief description of the operating regions located in states that include at least 5% of the Subscribers of the Owned Systems. In certain cases, operating regions serve customers in more than one state and, thus, totals by operating region may exceed Subscriber totals for a given state.

            California. As of December 31, 1996, the Partnership's six operating regions in California had 174,275 Subscribers, which comprised approximately 24% of the Subscribers of the Owned Systems. The systems in the California regions have an average channel capacity of 47, approximately 94% of which are currently utilized. Approximately 89% of the customers in the California regions are served by systems that utilize addressable technology.

            Oregon. As of December 31, 1996, the Partnership's seven Oregon operating regions had 125,595 Subscribers, which comprised approximately 17% of the Subscribers of the Owned Systems. The systems in the Oregon operating regions have an average channel capacity of 45, approximately 96% of which are currently utilized. Over 77% of the customers in these operating regions are served by systems that utilize addressable technology.

            Missouri. As of December 31, 1996, the Partnership's four operating regions in Missouri had 95,903 Subscribers, which comprised approximately 13% of the Subscribers of the Owned Systems. The Missouri systems have an average channel capacity of 45, approximately 94% of which are currently utilized. Approximately 88% of the customers in the Missouri regions are served by systems that utilize addressable technology. The Partnership has invested in advertising insertion equipment in each of the Missouri regions and has formed a regional advertising sales group in Missouri.

            Georgia. As of December 31, 1996 the Partnership's Georgia systems had 61,723 Subscribers, which comprised approximately 8% of the Subscribers of the Owned Systems. The systems had average channel capacity of 52, of which 100% are utilized. Approximately 71% of the customers are served by addressable technology.

            Texas. As of December 31, 1996, the Partnership's three Texas operating regions had 36,549 Subscribers, which comprised approximately 5% of the Subscribers of the Owned Systems. These systems currently have an average channel capacity of 52, approximately 88% of which are currently utilized. Approximately 61% of the customers in the Texas regions are served by systems that utilize addressable technology.

            Alabama. As of December 31, 1996, the Partnership's Alabama systems had 36,200 Subscribers which comprised 5% of the Subscribers of the Owned Systems. The Alabama systems have an average channel capacity of 44, approximately 98% of which are currently utilized. Approximately 22% of the customers are served by systems that utilize addressable technology.

            North Carolina. As of December 31, 1996, the Partnership's two North Carolina operating regions had 35,155 Subscribers, which comprised approximately 5% of the Subscribers of the Owned Systems. These systems have an average channel capacity of 36, approximately 98% of which are utilized.

            Other Operating Regions. The Partnership also owns and operates systems through ten additional regional centers in Benton, Arkansas; Plattsburgh, New York; Suffolk, Virginia; Corbin, Kentucky; Colville, Washington; Shawnee, Oklahoma; Sebastian, Florida; St. George, Utah; Scottsburg, Indiana; and Au Gres, Michigan. None of these regions are in states that have Subscribers that are in excess of 5% of the total Subscribers of the Owned Systems.

        The following is a summary of certain operating data, as of December 31, 1996, for the Owned Systems:

                                                                                             Average
                                                                                             Monthly
                                         Homes                                               Revenue
                                       Subscribing                Premium                    Per Home
                              Homes     To Cable     Basic        Service    Premium     Subscribing to
State                        Passed     Service    Penetration     Units   Penetration    Cable Service(1)  Subscribers(2)
-----                        ------     -------    -----------     -----   -----------    -------------     -----------
Alabama                       39,418      26,599       67.5%       12,872      48.4%       $    34.88         36,200
Arkansas                      45,368      20,721       45.7%        7,648      36.9%       $    35.48         25,183
California                   233,905     135,029       57.7%       48,127      35.6%       $    36.64        174,275
Florida                       14.425       8,321       57.7%.       2,381      28.6%       $    36.48         12,348
Georgia                       52,542      42,478       80.8%       15,127      35.6%       $    39.20         61,723
Illinois                       3,372       1,894       56.2%          906      47.8%       $    29.93          2,500
Indiana                        6,845       4,453       65.1%          942      21.2%       $    35.57          6,725
Kansas                         3,691       2,300       62.3%          711      30.9%       $    34.73          2,974
Kentucky                      19,105      14,480       75.8%        4,384      30.3%       $    32.36         20,891
Louisiana                      5,494       2,758       50.2%        1,815      65.8%       $    38.83          3,962
Maryland                       2,916       2,096       71.9%          755      36.0%       $    41.00          2,732
Michigan                       7,286       3,448       47.3%        1,126      32.7%       $    35.81          4,662
Missouri                     114,886      71,273       62.0%       23,096      32.4%       $    35.85         95,903
Mississippi                    1,911       1,204       63.0%          282      23.4%       $    35.32          1,668
North Carolina                44,165      25,792       58.4%        9,331      36.2%       $    38.55         35,155
Nevada                         4,211       1,281       30.4%        1,270      99.1%       $    39.62          1,793
New York                      25,861      15,715       60.8%        7,497      47.7%       $    36.42         22,679
Oklahoma                      17,132      10,308       60.2%        5,112      49.6%       $    38.28         13,519
Oregon                       149,785      92,373       61.7%       29,950      32.4%       $    33.66        125,595
Texas                         52,071      27,743       53.3%       12,609      45.4%       $    37.23         36,549
Utah                          30,270       7,592       25.1%        5,316      70.0%       $    39.62         10,625
Virginia                      34,589      16,033       46.4%        9,412      58.7%       $    41.00         20,900
Washington                    14,782      10,262       69.4%        3,010      29.3%       $    34.03         13,540
                             --------  -----------               ----------                                ---------
                             924,030     544,153       58.9%      203,679      37.4%       $    36.23        732,102
                             ========  ===========               ==========                                =========

(1) Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1996.

(2) The Partnership reports subscribers for the Systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. the computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

THE AFFILIATED SYSTEMS

            The Partnership controls and holds varying equity interests in the Affiliated Systems, which it manages pursuant to agreements that provide for fees generally based on revenues and the reimbursement of certain expenses. The Affiliated Systems are owned separately by several partnerships, namely, Falcon Classic, Falcon Video Communications, L.P., ("Falcon Video"), as well as certain partnerships of which Enstar Communications Corporation ("Enstar"), a wholly-owned subsidiary of one of the subsidiaries of the Partnership, is the general partner (collectively, the "Affiliated Partnerships"). On December 28, 1995 the Partnership acquired the direct and indirect ownership interests in Falcon First that it did not previously own, and as a result, the Systems of Falcon First became Owned Systems; previously they were reported as Affiliated Systems. On July 12, 1996 the Partnership acquired the assets of FCSC and, as a result, the Systems of FCSC became Owned Systems; previously they were reported as Affiliated Systems. As a result, comparisons of 1996 and 1995 to prior years must take these changes into account. Due to the date of the acquisition of Falcon First, no operating results of Falcon First were included in the Partnership's 1995 results of operations. As a result, the management fees received by the Partnership from Falcon First similarly have not been eliminated in consolidation, and are treated as having been received from the Affiliated Systems. The operating results of the FCSC systems have been included from July 12, 1996. The management fees and reimbursed expenses received by the Partnership from FCSC prior to July 12, 1996 have not been eliminated in consolidation, and are also treated as having been received from the Affiliated Systems.

            For the period April 1992 through December 23, 1994, the Partnership managed the systems owned by Vista, which were also included in the Affiliated Systems. As discussed below, on December 23, 1994, Vista sold these systems serving approximately 31,000 homes subscribing to cable service. Accordingly, in order to provide a comparable presentation, the statistics for the Vista systems have been removed from this Report for all periods presented. Through the Affiliated Systems, the Partnership manages cable television systems which at December 31, 1996 had approximately 285,000 Subscribers and provided cable television service to approximately 207,000 homes subscribing to cable service in 16 states, including North Carolina, Kentucky, Illinois, Washington and Tennessee.

            The Partnership also possesses the right, under certain circumstances, to acquire some or all of the Affiliated Systems. These rights are more fully described under Item 13. "Certain Relationships and Related Transactions - Falcon Classic Appraisal Process." As of the date of this Report, the Partnership is actively considering the exercise of the purchase right it holds to acquire the cable systems owned by Falcon Classic.

            In 1994, 1995 and 1996, the Partnership recognized aggregate revenues of $9.0 million, $8.6 million and $6.3 million, respectively, from management agreements with the Affiliated Systems and its consulting agreements with NYNEX Cable Comms ("NYNEX") and Telecab (as described below). Subject to customary conditions, most of the management agreements continue for the lives of the respective managed entities. Falcon Classic and Falcon Video are scheduled to terminate in 2004 and 2007, respectively. Additionally, as noted above, the Partnership manages the partnerships of which Enstar is the general partner. The partnership agreeements of these partnerships are scheduled to terminate at various times from 2033 to 2037. The consulting agreement with NYNEX is scheduled to expire on September 12, 1997, and is not expected to be renewed. The Partnership received $329,000, $336,000 and $343,000 under this agreement in 1994, 1995 and 1996, respectively. The consulting agreement with Telecab was assigned to an affiliate in February 1996. The Partnership received $141,000, $270,000 and $37,000 under this agreement in 1994, 1995 and 1996, respectively. Certain of the credit agreements and partnership agreements of the Affiliated Partnerships restrict, in certain circumstances, the payment of cash management fees by the Affiliated Systems to the Partnership. In addition, the Partnership may provide additional financing to certain of the Affiliated Partnerships in the form of deferral of amounts owed to the Partnership. Marc B. Nathanson, certain members of management and the Partnership hold varying equity interests in the Affiliated Partnerships. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of

Operations Liquidity and Capital Resources" and Item 13., "Certain Relationships and Related Transactions."

INTERNATIONAL ACTIVITIES

           In order to focus its limited capital resources on the upgrade and rebuild needs of the Owned Systems, the Partnership does not expect to pursue any further international investments. The Partnership's overhead and infrastructure related to international investments has been disbanded. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 13., "Certain Relationships and Related Transactions." As of December 31, 1996, the Partnership held the following international investments:

            NYNEX Cable Comms. The Partnership holds a 1.1% carried interest in certain applicable regions in which NYNEX operates in the United Kingdom. NYNEX is currently the third largest provider of cable television services in the U.K. and is operating and constructing advanced fiber optic cable and telephone networks.

            The Partnership is entitled to a carried interest in the results of the franchises that the Partnership contributed to NYNEX. The carried interest is determined after the return to NYNEX of its total capital investment, the repayment of any loans made by Nynex Network System Company, and a priority return of 12% per annum. There are approximately 520,000 homes in the Partnership's applicable franchise areas. On October 22, 1996, NYNEX, Cable and Wireless plc. and Bell Canada International Inc. announced a conditional agreement to merge their respective interests to form Cable and Wireless Communications. The Partnership believes that should the merger be completed, NYNEX would be obligated to make the carried interest payment to the Partnership. NYNEX has not provided the Partnership with information required to make the calculation of the carried interest and the amount of the carried interest, if any, is therefore unknown at this time.

            The Partnership also provides consulting services to NYNEX for an annual fee of $356,700. This consulting agreement terminates September 12, 1997 and is not expected to be renewed. Through its consulting activities in the United Kingdom, the Partnership has gained expertise in the design and development of combined cable and telephony, including advanced system architecture, which may be applicable to other markets.

            Avalon Telecommunications, L.L.C. In 1993, Avalon Telecommunications, L.L.C. (50% owned by the Partnership and 50% by Camelot Cable II Inc.) ("Avalon") purchased the stock of two corporate subsidiaries owned by NYNEX that hold licenses to build cable television and telephony systems in the communities of Teesside and Darlington in northeast England. Subsequently, those corporations were merged into Comcast UK Cable Partners Limited ("Comcast UK") in consideration for Convertible Preference Shares of Comcast UK, which shares were converted into approximately 1.4 million shares of common stock upon completion of Comcast UK's initial public offering in September 1995. In connection with the Comcast transaction, Avalon recognized a gain of approximately $10.7 million of which the Partnership's share was approximately $5.3 million. This gain was recognized in the Partnership's 1994 results of operations. On July 9, 1996 Avalon distributed 715,367 shares of Comcast UK Class A stock to the Partnership. These shares were sold during the fourth quarter of 1996 for approximately $9.5 million, resulting in an additional gain of $2.3 million. Prior to the sale of these securites, the Partnership had accounted for its investment in Avalon on the equity method, which reflected its investment at fair value, with the Partnership's share of the change in unrealized gain or loss being recorded as a component of partners' deficit. Avalon was liquidated on February 6, 1997.

            Telecab. The Partnership has made a 5% equity investment of $2.5 million in Duhamel Falcon Cable Mexico L.L.C., a Delaware limited liability company ("DFC Mexico"). DFC Mexico was formed with

Hellman & Friedman Capital Partners II, L.P. (which is also a partner in the Partnership), Mexican Duhamel Cable, Limited Partnership and Duhamel Cable Partners, Limited Partnership to make an investment in TV Por Cable Nacional, S.A. de C.V. ("Telecab"). Telecab is the third largest cable television operator in Mexico, and owns and operates cable television systems in 17 Mexican cities, including Tijuana, Ensenada, Mexicali, Chihuahua and Ciudad Juarez. The Partnership's investment is part of an investment of approximately $41 million by DFC Mexico for an ownership interest of 34% of Telecab. Telecab presently serves approximately 124,600 customers and has approximately 1.2 million serviceable homes in its 17 license areas. The Partnership entered into a consulting agreement with Telecab to provide it with certain services, including technical services and administrative support, in connection with the operation of Telecab's cable television systems. On February 20, 1996 in connection with the Partnership's wind-up of its international activities, this agreement was assigned to Falcon International Communications, LLC ("FIC"), a separately capitalized affiliated company whose members and management also include certain limited partners and management of the Partnership. DFC Mexico is presently in an arbitration proceeding (which includes the Partnership) with the Mexican partners regarding the resolution of certain disagreements regarding the management policies of Telecab.

            RCF. In October 1994, the Partnership paid approximately $2.0 million for 96,431 shares representing 3.7% of the share capital in Reseaux Cables de France ("RCF"), the fourth largest multiple system operator in France with systems in nine medium sized French cities. The RCF systems presently pass 200,000 homes and have 63,000 subscribers. The Partnership currently has no arrangement to receive any consulting or management fees from RCF. On January 10, 1996, KPN Kabel BV, a Dutch group, purchased 2,280,000 shares of RCF, thereby acquiring approximately 46.0% of the company. As a result of this transaction, the Partnership's percentage ownership in RCF was reduced to approximately 2.0%. The Partnership has a "put" option exercisable on July 4, 1997 for a thirty day period at a price of FRF42 per share, or approximately $8.40 per share.

            Other. Through September 30, 1995, the Partnership had also made investments in and loans to cable systems operations in the Philippines and India which totaled approximately $6.3 million. On October 4, 1995, the Partnership sold its investments and loans in India and the Philippines to FIC. The sales price of approximately $6.3 million in cash was determined to be the fair market value of the assets and was supported by an appraisal conducted by an independent third party. In addition, the Partnership received an additional $1.9 million in cash as reimbursement for 1995 operating costs related to its international investments.

OTHER INVESTMENTS

         Lake Las Vegas Project. The Partnership is an equity owner in, and the general partner of, Falcon Lake Las Vegas Cablevision, L.P. ("Falcon Lake Las Vegas"). This limited partnership was formed in September 1993 to design, construct and operate an advanced fiber optic cable network in Lake Las Vegas, a master planned community being developed around a man-made lake southeast of Las Vegas, Nevada. The Partnership's partner in this project is an affiliate of Transcontinental Properties, Inc., which is controlled by Ronald Boeddeker of Santa Barbara, California and the Bass Family interests of Fort Worth, Texas. Upon its completion, Lake Las Vegas is targeted to have 5,000 dwelling units and up to 11,000 hotel units. The Partnership recently completed building a fiber-to-the-curb cable television system, and the system is now operational.

         Falcon/Capital Cable. During 1988, one of the Owned Partnerships made a $1.3 million investment in, and became co-general partner of, Falcon/Capital Cable, which has approximately 30,000 homes subscribing to cable service in six midwestern states. The Partnership does not manage these systems and has not included these in the number of Subscribers of the Systems, but has certain rights of first refusal to acquire these systems. These systems continue to be listed for sale and it is expected that they will be sold at some future date.

         Enstar Communications Corporation. Enstar, an indirect wholly-owned subsidiary of the Partnership, controls and holds varying equity interests in 15 limited partnerships. The Partnership's financial statements as of December 31, 1996 reflected a $1.5 million investment in Enstar.

         Vista Communications Limited Partnership III. In connection with its management of certain cable television systems owned by Vista, the Partnership received management fees. Vista sold these systems on December 23, 1994. In connection with the sale, the Partnership earned an incentive fee of approximately $1.0 million that was based on a fixed formula tied to operating cash flow. Except for management fees of approximately $88,000 for final accounting and tax services received in 1995, no fees were received from Vista in 1995 or thereafter.

CUSTOMER RATES AND SERVICES

         The Partnership's cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the Systems provide certain premium television services, such as HBO, Showtime and regional sports networks. The Partnership also offers other cable television services to its customers, including pay-per-view programming and, in certain test markets, the Sega Channel. For additional charges, in most of the Systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

         The service options offered by the Partnership vary from System to System, depending upon a System's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

         Prior to the adoption of the 1992 Cable Act, the Systems generally were not subject to any rate regulation, i.e., they were adjudged to be subject to effective competition under then-effective FCC regulations. The 1992 Cable Act, however, substantially changed the statutory and FCC rate regulation standards. Under the definition of effective competition provided for in the 1992 Cable Act, nearly all cable television systems in the United States have become subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations in which a local telephone company, or anyone using its facilities, offers comparable video service by any means except direct broadcast satellite. In addition, the 1992 Cable Act eliminated the 5% annual basic rate increases previously allowed by the 1984 Cable Act without local approval; allows the FCC to review rates for nonbasic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; and adopted regulations to establish, on the basis of actual costs, the price for installation of cable television service, remote controls, converter boxes, and additional outlets. The FCC implemented these rate regulation provisions on September 1, 1993, affecting all of the Partnership's Systems not deemed to be subject to effective competition under the FCC's definition. The FCC substantially amended its rate regulation rules on February 22, 1994 and again on November 10, 1994. The FCC is in the process of conducting a number of additional rule making proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Legislation and Regulation."

         At December 31, 1996, the Partnership's monthly rates for basic cable service for residential customers of the Owned Systems, excluding special senior citizen discount rates, ranged from $12.29 to $33.03 and premium service rates ranged from $5.00 to $15.65, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Prior to September 1, 1993, the Partnership generally charged monthly fees for additional outlets, converters, program guides and descrambling and remote control tuning devices. As described above, these charges have either been eliminated or altered by the implementation of rate regulation. Substantially all the Partnership's customers received a decrease in their monthly charges in July 1994 upon implementation of the FCC's amended rules. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

            For the years ended December 31, 1994, 1995 and 1996, subscriber fees accounted for 85.1%, 84.9% and 86.9%, respectively, of the Partnership's revenues. Management fees accounted for 6.1%, 5.7% and 2.9%, respectively, of the Partnership's revenues, with other services, comprised of, among other things, installation fees, franchise fees and other charges, advertising and home shopping revenues, accounting for 8.8%, 9.4% and 10.2%, respectively.

EMPLOYEES

            As of February 7, 1997, the Partnership had approximately 778 full-time employees and 45 part-time employees. The Partnership considers its relations with its employees to be good. As of February 7, 1997, the Affiliated Systems had approximately 230 full-time and 11 part-time employees. There are no collective bargaining agreements relating to any of such employees.

TECHNOLOGICAL DEVELOPMENTS

            As part of its commitment to customer service, the Partnership emphasizes high technical standards and prudently seeks to apply technological advances in the cable television industry to the Owned Systems on the basis of cost effectiveness, capital availability, enhancement of product quality, service delivery and industry-wide acceptance. Currently, the Owned Systems have an average channel capacity of 45, substantially all of which is presently utilized. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Partnership's capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and
Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy is to utilize fiber optic technology in substantially all rebuild projects which it undertakes. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower per mile rebuild costs due to a reduction in the number of required amplifiers, the elimination of headends, lower ongoing maintenance and power costs and improved picture quality and reliability.

            As of December 31, 1996, approximately 68% of the customers of the Owned Systems were served by Systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter box. To date, the Partnership has supplied addressable converter boxes to customers of the Systems utilizing addressable technology who subscribe to one or more premium services and, in selected regions, to customers who subscribe to certain new product tiers. As a result, if the System utilizes addressable technology and the customer has been supplied with an addressable converter box, the Partnership can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Partnership to offer pay-per-view services.

DIGITAL COMPRESSION

            The Partnership has been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. The Partnership believes that the utilization of digital compression technology in the future could enable the Owned Systems to increase channel capacity in certain Systems in a manner that could be more cost efficient than rebuilding such Systems with higher capacity distribution plant. The use of digital compression in the Owned Systems also could expand the number and types of services these Systems offer and enhance the development of current and future revenue sources in these Systems. Equipment vendors are beginning to market products to provide this technology, but the Partnership's management has no plans to install it at this time based on the current technological profile of the majority of its Systems and its present understanding of the costs as compared to the benefits of the digital equipment currently available. This issue is under frequent management review.

PROGRAMMING

            The Partnership has various contracts to obtain basic and premium programming for its Systems from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. Certain other new channels have also recently offered the Systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on its business. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that the Partnership's programming costs will not increase substantially, or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

            The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, the requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally, inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the Partnership agreeing to carry one new service in certain of its Systems (serving approximately 48,600 homes subscribing to cable service), for which it will receive reimbursement of certain costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals."

FRANCHISES

            Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

            As of December 31, 1996, the Owned Systems held 446 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Owned Systems range up to 5% of the gross revenues generated by a System. For the past three years, franchise fee payments made by the Owned Systems have averaged approximately 2.9% of total gross system revenues. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

           The following table groups the franchises of the Owned Systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1996.


    YEAR OF                      NUMBER OF HOMES       PERCENTAGE OF
   FRANCHISE       NUMBER OF     SUBSCRIBING TO      HOMES SUBSCRIBING
  EXPIRATION      FRANCHISES      CABLE SERVICE       TO CABLE SERVICE
----------------  ------------  ------------------   -------------------
  Prior to 1998       113           129,298                23.8%
  1998-2002           131           148,618                27.3%
  2003 and after      202           231,955                42.6%
                  ------------  ------------------   -------------------
    Total             446           509,871                93.7%
                  ============  ==================   ===================

           The Partnership operates numerous cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which it believes no franchise is necessary. In the aggregate, approximately 34,282 homes subscribing to cable service, comprising approximately 6.3% of the Owned Systems' homes subscribing to cable service, are served by such portions of such systems. In general, the Partnership does not believe that the loss of any single franchise would cause a substantial reduction in the economies of scale discussed above. In certain instances, however, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

            The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is withheld and the system is acquired by the franchise authority or a third party, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

COMPETITION

            Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisk players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Telecom Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

            Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home Viewer Copyright Act of 1988, which became effective January 1, 1989 for an initial six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes, for which carriers are required to pay a royalty fee to the Copyright Office. This Act has been extended by Congress until December 31, 1999. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation-Federal Regulation."

            Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers.

            Multichannel multipoint distribution systems ("MMDS") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. The use of digital compression technology may enable MMDS systems to deliver even more channels. MMDS systems qualify for the statutory compulsory copyright license for the retransmission of television and radio broadcast stations. Several of the Regional Bell Operating Companies have begun to enter the MMDS business as a way of breaking into video programming delivery.

            Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

            The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

            The FCC also has a pending rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multichannel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

            The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

            Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

            The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

                            LEGISLATION AND REGULATION

            The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.

CABLE COMMUNICATIONS POLICY ACT OF 1984

            The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

            On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to conduct a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions;
(v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors.

            A constitutional challenge to the must-carry provisions of the 1992 Cable Act is still ongoing. On April 8, 1993, a three-judge district court panel granted summary judgment for the government upholding the must-carry provisions. That decision was appealed directly to the U.S. Supreme Court which remanded the case back to the district court to determine whether there was adequate evidence that the provisions were needed and whether the restrictions chosen were the least intrusive. On December 12, 1995, the district court again upheld the must-carry provisions. The Supreme Court is reviewing the district court's decision.

            On September 16, 1993, a constitutional challenge to the balance of the 1992 Cable Act provisions was rejected by the U.S. District Court in the District of Columbia which upheld the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services and channel set-asides for DBS operators). On August 30, 1996, the U.S. Court of Appeals for the District of Columbia Circuit sustained the constitutionality of all provisions except for the multiple ownership limits and the limits on the number of channels which can be occupied by programmers affiliated with the cable operator, both of which are being challenged in a separate appeal.

TELECOMMUNICATIONS ACT OF 1996

            On February 8, 1996, the President signed the 1996 Telecom Act into law. This statute substantially amended the Communications Act by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Business - Competition" and "Federal Regulation-Rate Regulation."

FEDERAL REGULATION

            The FCC, the principal federal regulatory agency with jurisdiction over cable television, has heretofore promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The 1992 Cable Act required the FCC to adopt additional regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Telecom Act requires certain changes to various of these regulations. A brief summary of certain of these federal regulations as adopted to date follows.

            RATE REGULATION

            The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999.

            The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions on April 1, 1993, and then significantly amended them on February 22 and November 10, 1994. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The rules have been further amended several times. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

            Franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership for basic cable service and for associated basic cable service equipment. In addition, a number of the Partnership's customers and/or franchising authorities have filed complaints with the FCC regarding the rates charged for nonbasic cable service.

            The Partnership has adjusted its regulated programming service rates and related equipment and installation charges in substantially all of its systems so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels. The Partnership also implemented a program in substantially all of its systems under which a number of the Partnership's satellite-delivered and premium services are now offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. A la carte services were not subject to the FCC's rate regulations under the rules originally issued to implement the 1992 Cable Act.

            The FCC, in its reconsideration of the original rate regulations, stated that it was going to take a harder look at the regulatory treatment of such a la carte packages on an ad hoc basis. Such packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers and, therefore, subject to rate regulation. There have been no FCC rulings related to systems owned by the Partnership. There have been three rulings, however, on such packages offered by affiliated partnerships managed by FHGLP. In one case, the FCC's Cable Services Bureau ruled that a nine-channel a la carte package was an evasion of rate regulation and ordered this package to be treated as a regulated tier. In the second case, a seven-channel a la carte package was ordered to be treated as a regulated tier. In the third case, a six-channel package was held not to be an evasion, but rather is to be considered an unregulated new product tier under the FCC's November 10, 1994 rule amendments. The deciding factor in all of the FCC's decisions related to a la carte tiers appears to be the number of channels moved from regulated tiers, with six or fewer channels being deemed not to be an evasion. Almost all of the Partnership's systems moved six or fewer channels to a la carte packages. Under the November 10, 1994 amendments, any new a la carte package created after that date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO).

            On March 11, 1993, the FCC adopted regulations pursuant to the 1992 Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

            CARRIAGE OF BROADCAST TELEVISION SIGNALS

            The 1992 Cable Act contained new signal carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The Partnership has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Partnership has agreed to carry one new service in specified markets pursuant to these retransmission consent arrangements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

            NONDUPLICATION OF NETWORK PROGRAMMING

            Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis.

            DELETION OF SYNDICATED PROGRAMMING

            FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to noncommercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are requested to black out. Finally, the FCC has declined to impose equivalent syndicated exclusivity rules on satellite carriers who provide services to the owners of home satellite dishes similar to those provided by cable systems.

            FRANCHISE FEES

            Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

            RENEWAL OF FRANCHISES

            The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

            The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

            CHANNEL SET-ASIDES

            The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

            COMPETING FRANCHISES

            Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be uncertain. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

            OWNERSHIP

            The 1996 Telecom Act repealed the 1984 Cable Act's prohibition against local exchange telephone companies ("LECs") providing video programming directly to customers within their local telephone exchange service areas. However, with certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecom Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise. See "Competition."

            The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network. The 1996 Telecom Act eliminated this prohibition. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the MMDS and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

            Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

            The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

            EEO

            The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual EEO reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

            PRIVACY

            The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

            FRANCHISE TRANSFERS

            The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

            REGISTRATION PROCEDURE AND REPORTING REQUIREMENTS

            Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC.

            TECHNICAL REQUIREMENTS

            Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

            The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

            POLE ATTACHMENTS

            The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The 1996 Telecom Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services.

            OTHER MATTERS

            FCC regulation pursuant to the Communications Act, as amended, also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; obscenity and indecency; home wiring and limitations on advertising contained in nonbroadcast children's programming.

            The 1996 Telecom Act establishes a process for the creation and implementation of a "voluntary" system of ratings for video programming containing sexual, violent or other "indecent" material and directs the FCC to adopt rules requiring most television sets manufactured in the United States or shipped in interstate commerce to be technologically capable of blocking the display of programs with a common rating. The 1996 Telecom Act also requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. This provision has been temporarily stayed while certain programmers seek Supreme Court review on constitutional grounds. With respect to other kinds of channels, the 1996 Telecom Act only requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel.

            COPYRIGHT

            Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process supervised by the U.S. Copyright Office.

            Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

            The Copyright Office has commenced a proceeding aimed at examining its policies governing the consolidated reporting of commonly owned and contiguous cable television systems. The present policies governing the consolidated reporting of certain cable television systems have often led to substantial increases in the amount of copyright fees owed by the systems affected. These situations have most frequently arisen in the context of cable television system mergers and acquisitions. While it is not possible to predict the outcome of this proceeding, any changes adopted by the Copyright Office in its current policies may have the effect of reducing the copyright impact of certain transactions involving cable company mergers and cable television system acquisitions.

            Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable systems. Such negotiated agreements would likely increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

            Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable systems to their customers.

            Copyrighted music performed by cable systems themselves on local origination channels, in advertisements inserted locally on cable networks, et cetera, must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.

STATE AND LOCAL REGULATION

            Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

            Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

            The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

            Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

            The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry can be predicted at this time.

ITEM 2.     PROPERTIES

           The Partnership owns substantially all of the assets related to its cable television operations, including its program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment, tools and maintenance equipment and vehicles. The Partnership owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. The Partnership believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Partnership's business operations.

           The Partnership leases office space for both its corporate headquarters (located in Los Angeles, California) and its corporate financial center (located in Pasadena, California). The office building in which the Partnership leases space for the corporate financial center is owned by a partnership owned by Marc B. Nathanson and his wife. The Partnership has increased the amount of space it leases from such partnership. The terms of the current lease for the corporate financial center have been negotiated on an arm's length basis. The Partnership also assumed a lease for office space in a building owned by Marc B. Nathanson and his wife in connection with the acquisition of the assets of FCSC. See Item 13., "Certain Relationships and Related Transactions."

ITEM 3.     LEGAL PROCEEDINGS

           The Partnership is a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

            The Partnership, certain of its affiliates, and certain third parties have been named as defendants in an action entitled Frank O'Shea I.R.A. et al. v. Falcon Cable Systems Company, et al., Case No. BC 147386, pending in the Superior Court of the State of California, County of Los Angeles (the "Action"). Plaintiffs in the Action are certain former unitholders of FCSC purporting to represent a class consisting of former unitholders of FCSC other than those affiliated with FCSC and/or its controlling persons. The complaint in the Action alleges, among other things, that defendants breached their fiduciary and contractual duties to unitholders, and acted negligently, with respect to the purchase from former unitholders of their interests in FCSC in 1996. In particular, the complaint in the Action alleges, among other things, (a) that the appraisals conducted to determine the price at which the purchase of the former unitholders' interests would occur were "inadequate", "defective" and "unreasonable" and that the appraisal firms who conducted the appraisals (two out of three of which are named as defendants) acted negligently or recklessly in performing the appraisals; (b) that the price paid per unit was unfair and was intended to unfairly benefit the defendants at the expense of the public unitholders, in that allegedly the price paid did not fairly reflect the intrinsic value of the partnership assets, was not based on arms-length negotiation, and was less than the per unit value that could be derived from an alleged estimate of asset value submitted by FCSC to its lenders in connection with its borrowings' and (c) that the sums paid the unitholders should not have been based on a calculation that reflected payment to the General Partner of a "sales fee" as defined in the partnership agreement. As relief, the complaint seeks damages (and prejudgment interest) in an unspecified amount, and/or the imposition of a constructive trust upon the partnership assets purchased by certain defendants, and/or rescission of the transaction. The defendants have filed answers denying the material allegations of the complaint in the Action, and the Action is currently in the pre-trial discovery state. The Partnership believes it has substantial and meritorious defenses to the claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           There is no established public trading market for the Partnership's equity securities and no distributions have been paid or declared in respect thereof since the formation of the Partnership on March 29, 1993. As of March 1, 1997, there were 26 partners, including FHGI, in the Partnership.

ITEM 6.     SELECTED FINANCIAL DATA

            Set forth below is selected financial data of the Partnership for the five years ended December 31, 1996. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                Year ended December 31,
                                                ---------------------------------------------------------
                                                   1992          1993      1994      1995(6)    1996(6)
                                                ---------      --------  --------- ---------  -----------
                                                                 (In thousands of dollars)
OPERATIONS STATEMENT DATA
Revenues                                        $ 135,236      $146,469  $ 147,229 $ 151,208  $   217,320
Costs and expenses                                (61,164)      (67,025)   (67,711)  (71,652)     (97,180)
Depreciation and amortization                     (63,593)      (57,771)   (60,935)  (54,386)    (100,415)
                                                ---------      --------  --------- ---------  -----------
Operating income                                   10,479        21,673     18,583    25,170       19,725
Interest expense, net(1)                          (54,417)      (49,122)   (49,859)  (57,777)     (71,602)
Equity in net loss of
  investee partnerships                            (1,769)       (3,596)    (1,782)   (5,705)         (44)
Other income (expense), net(2)                       (746)         (403)      (455)   13,077          814
Income tax benefit                                      -             -          -         -        1,122
                                                ---------      --------  --------- ---------  -----------
Loss before extraordinary item                  $ (46,453)     $(31,448) $ (33,513)$ (25,235) $   (49,985)
                                                =========      ========  ========= =========  ===========

OTHER OPERATING DATA
Net cash provided by
  operating activities                          $  26,016      $ 51,642  $  49,076 $  43,162  $    90,631
EBITDA(3)                                          74,072        79,444     79,518    79,556      120,140
EBITDA to revenues                                  54.8%         54.2%      54.0%     52.6%         55.3%
Total debt to EBITDA                                 6.9x          6.7x       6.8x      7.0x(4)     6.6x(4)
Capital expenditures(5)                         $  22,386      $ 25,798  $  28,232 $  37,149  $    57,668

                                                               As of December 31,
                                        -----------------------------------------------------------
                                          1992          1993       1994          1995        1996
                                        ---------     ---------  ---------     ---------   --------
BALANCE SHEET DATA
Cash and cash equivalents               $  16,767     $  15,626  $  10,468     $  15,050   $ 13,633
Total assets                              457,195       432,668    425,402       585,258    774,323
Total debt                                512,893       532,938    538,626       669,019    885,786
Redeemable partners' equity(7)                  -        93,964     93,964       271,902    271,902
Partners' deficit                         (86,265)     (236,096)  (256,758)     (411,681)  (456,499)

                                                footnotes on the following page

FOOTNOTES TO ITEM 6 - "SELECTED FINANCIAL DATA"

(1) Interest expense, net includes payment-in-kind interest expense amounting to $4.2 million, $17.5 million, $24.5 million, $27.1 million and $26.6 million during 1992, 1993, 1994, 1995 and 1996, respectively. See Note 7 to the Consolidated Financial Statements.

(2)   Other income (expense) includes the following items:

      o   1992, waiver fee payment ($539,700).

      o 1993, gain on sale of a cable television system ($1.4 million), and a nonrecurring charge ($1.3 million) relating to loans previously made by FHGI, the Partnership's general partner. Prior to the consolidation of the operations of FHGI with the Partnership, the loans were repaid to FHGI with the proceeds of a payment made by FHGI to certain executives of FHGI.

      o 1994, costs associated with a terminated equity offering initiated in December 1993 ($1.2 million), partially offset by an incentive fee earned in connection with the sale of the Vista systems ($1.0 million).

      o   1995, gain on sale of marketable securities ($13.3 million).

      o 1996, gain on sale of marketable securities ($2.3 million) and the write down of the Partnership's investment in Telecab ($1.0 million).

(3) Operating income before depreciation and amortization. The Partnership measures its financial performance by its EBITDA, among other items. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. This is evidenced by the covenants in the primary debt instruments of the Partnership, in which EBITDA-derived calculations are used as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

(4) This number has been computed on a pro forma basis for 1995 to include the EBITDA of Falcon First of $15.9 million, making the combined 1995 EBITDA $95.4 million. Similarly, the number has also been computed on a pro forma basis for 1996 to include the EBITDA of FCSC of $13.6 million, making the combined 1996 EBITDA $133.8 million. Without these pro forma adjustments, the computations would be misleading, as 1995 would include the debt incurred to acquire Falcon First, but would exclude Falcon First's EBITDA, and 1996 would include the debt to acquire FCSC, but would exclude its EBITDA for the period January 1, 1996 through July 11, 1996. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5)   Excluding acquisition purchase price.

(6) The December 31, 1995 consolidated balance sheet includes the assets and liabilities of Falcon First which were acquired on December 28, 1995. The consolidated statement of operations for the year ended December 31, 1995 excludes the operations of Falcon First due to the proximity of the acquisition date to the end of the year, except that management fees from Falcon First of $1.6 million are included in the consolidated statement of operations. On July 12, 1996, the Partnership acquired the assets of FCSC and, accordingly, the results of the FCSC systems have been included from July 12, 1996. Management fees and reimbursed expenses received by the Partnership from FCSC prior to July 12, 1996 amounted to $1.5 million and $1.0 million, respectively, and are included in the 1996 consolidated statement of operations. The amounts received by the Partnership in 1995 were $2.6 million and $2.0 million, respectively.

(7) The Third Amended and Restated Partnership Agreement dated December 28, 1995 provides that certain holders of partnership interests have various redemption rights as more fully described in Note 9 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            On February 8, 1996, President Clinton signed into law the 1996 Telecom Act. This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act, including certain of the rate regulation provisions previously imposed by the 1992 Cable Act. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with the FCC's regulations, the Partnership will be able to increase regulated service rates in the future in response to inflation and specified historical and anticipated cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

            On December 28, 1995, the Partnership completed its acquisition of all of the direct and indirect ownership interests in Falcon First which it did not already own. Falcon First was previously managed by the Partnership and, as such, its systems were classified as Affiliated Systems in prior periods. The transaction was recorded as a purchase for financial accounting purposes and, due to the date of the acquisition, no operating results of Falcon First were included in the Partnership's 1995 consolidated results of operations. The management fee revenue received by the Partnership from Falcon First in 1995 was not eliminated in consolidation, but was treated as revenue from the Affiliated Systems, as it was in prior years. Such fees have been eliminated in consolidation subsequent to the acquisition date. See Note 3 to the consolidated financial statements.

            On July 12, 1996, the Partnership, through a newly-formed and wholly-owned partnership, Falcon Cable Systems Company II, L.P. ("FCSC II"), acquired the assets of FCSC for approximately $247.4 million in cash. FCSC was previously managed by the Partnership for a fee and, as such, its systems were classified as Affiliated Systems in the periods prior to the acquisition date. Commencing July 12, 1996, the FCSC II systems have been included as Owned Systems. Management fees and reimbursed expenses received by the Partnership from FCSC prior to July 12, 1996 are included as revenue from the Affiliated Systems and have not been eliminated in consolidation. Such fees have been eliminated in consolidation since July 12, 1996.

            This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs, the possible purchase or sale of assets by the Partnership and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership, as discussed more fully elsewhere in this Report.

RESULTS OF OPERATIONS

            1996 COMPARED TO 1995 (PRO FORMA)

            As discussed in Note 3 to the consolidated financial statements, the historical results of operations of the Partnership for 1995 did not include the results of Falcon First or FCSC, and for the period January 1, 1996 through July 11, 1996 did not include the results of FCSC. Results of operations of the Partnership in 1996 compared to 1995 were significantly affected by the acquisition of Falcon First on December 28, 1995 and FCSC on July 12, 1996. Falcon First and FCSC have been managed by the Partnership prior to and subsequent to their acquisitions and have been affected by the same trends in operating costs and revenues as all of the Partnership's cable systems. Accordingly, the Partnership believes that it is more meaningful to compare 1996 operations to 1995 operations on a pro forma basis assuming that the acquisitions of Falcon First and FCSC had occurred on January 1, 1995 and January 1, 1996. The pro forma results include the effect of increased amortization for both periods relating to the allocated purchase price of the intangible assets acquired, and the effect of increased interest expense related to the increase in debt incurred to finance the acquisitions. Set forth in the table below are pro forma results of operations prepared on this basis. These results are not necessarily indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                                            Pro Forma
                                                       Year ended December 31,
                                                    ---------------------------
                                                       1995             1996
                                                    -----------     -----------
                                                     (In thousands of dollars)
OPERATIONS STATEMENT DATA
Revenues                                            $   231,498     $   244,905
Costs and expenses                                     (112,141)       (111,124)
Depreciation and amortization                          (118,772)       (126,832)
                                                    -----------     -----------
Operating income                                            585           6,949
Interest expense, net                                   (94,975)        (83,333)
Equity in net income (loss) of
  investee partnerships                                      66             (44)
Other income, net                                        20,355             649
Income tax benefit                                        5,994           1,122
                                                    -----------     -----------
Loss before extraordinary item                      $   (67,975)    $   (74,657)
                                                    ===========     ===========

            The Partnership's revenues increased from $231.5 million to $244.9 million, or by 5.8%, during 1996 compared to 1995. Of the $13.4 million net increase in revenues, $13 million was due to increased cable service revenues and $444,000 was due to increases in management fees. The $13 million increase in cable service revenues was caused principally by increases of $13.3 million due to increases in regulated service rates implemented in April and October 1996, $3.1 million due to increases related to other revenue producing items (primarily advertising sales) and $1.7 million due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996. These increases were partially offset by decreases of $1.7 million due to reductions in the number of regulated subscriptions for cable service, $1.6 million related to cable systems sold during 1996, $1.4 million due to reductions in the number of premium subscriptions for cable service and $388,000 related to rate decreases implemented in 1995 to comply with the 1992 Cable Act. As of December 31, 1996, the Owned Systems had approximately 544,153 homes subscribing to cable service and 203,679 premium service units.

            Service costs increased from $67.9 million to $69 million, or by 1.6%, during 1996 compared to 1995. Service costs represent costs directly attributable to providing cable services to customers.

The $1.1 million increase in service costs was primarily caused by a $1.8 million increase in programming fees paid to program suppliers (including primary satellite fees), partially offset by a $759,000 decrease in property taxes. The increase in programming costs included a $340,000 increase related to the restructuring of The Disney Channel discussed above.

            General and administrative expenses decreased from $44.3 million to $42.2 million, or by 4.7%, during 1996 compared to 1995. Of the $2.1 million decrease, $900,000 related to certain one-time charges occurring in 1995, $500,000 related to the recovery of previously reserved bad debt expense, and $687,000 related primarily to decreases in personnel costs and other expenses.

            Depreciation and amortization expense increased from $118.8 million to $126.8 million, or by 6.8%, during 1996 compared with 1995. Depreciation expense increased by approximately $6.8 million due to accelerated depreciation related to asset retirements and adjustments of the estimated useful lives of certain tangible assets due to rebuilds and by approximately $4.5 million due to the depreciation of property, plant and equipment additions. These increases were substantially offset by intangible assets becoming fully amortized and as a result of the estimated useful lives of certain other intangible assets being extended.

            Operating income increased from $585,000 to $6.9 million, or by 1087.9%, during 1996 compared to 1995. The $6.4 million increase was principally due to increases in revenues in excess of increases in operating expenses as discussed above.

            Interest expense, including the effects of interest rate hedging agreements, decreased from $95 million to $83.3 million, or by 12.3%, during 1996 compared to 1995. The decrease was due to interest expense of $3.5 million related to the write-off of deferred loan costs recorded during 1995 (with no similar entry in 1996), the effect of lower average interest rates (8.7% during 1996 compared to 9.4% during 1995) and lower average debt balances outstanding. Payment-in-kind interest expense (in which interest payment requirements are met by an increase in the principal amount of the notes) associated with the 11% Senior Subordinated Notes (and in 1995 only, with the $20 million Falcon Telecable 11.56% notes payable), amounted to $26.6 million during 1996 compared to $27.1 million in 1995. Interest rate hedging agreements resulted in additional interest expense of $1.0 million during 1996 and $729,000 in 1995.

            Other income decreased from $26.3 million to $1.8 million during 1996 compared to 1995. The decrease was primarily due to a $20.8 million non-recurring gain from the sale of marketable securities during 1995, to a $4.9 million reduction in income tax benefits recorded during 1996 and to a $1.0 million write-down of the Partnership's investment in Telecab in 1996. These decreases were partially offset by a $2.3 million gain in 1996 from the sale of Comcast UK Stock.

            Due to the factors described above, the Partnership's net loss increased from $68 million to $74.7 million, or by 9.8%, during 1996 compared to 1995.

            1995 COMPARED TO 1994 (HISTORICAL)

            The Partnership's revenues increased from $147.2 million to $151.2 million, or by 2.7%, during 1995 compared to 1994. Of the $4 million net increase in revenues, $4.4 million was due to increased cable service revenues, partially offset by a $361,000 decrease in management fees. The $4.4 million increase in cable service revenues was caused principally by increases of $3.4 million due to increases in the number of subscriptions for cable service, $2.2 million due to increases in regulated service rates implemented in April 1995, $1.2 million due to increases in other revenue producing items (primarily advertising sales and installation revenues), $738,000 due to increases in premium service rates implemented during the fourth quarter of 1994 and $628,000 due to the revenue contribution of cable television systems acquired in August 1994. These increases were offset to a significant degree by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $3.7 million.

As of December 31, 1995, the Owned Systems (including the Falcon First systems) had approximately 419,288 homes subscribing to cable service and 186,477 premium service units.

            Management and consulting fees earned by the Partnership decreased from $9 million during 1994 to $8.6 million during 1995 (including fees of $1.6 million from Falcon First based on 5% of its net cable revenues, as defined). The decreased fees resulted primarily from the reduction of fees earned from two Affiliated Partnerships, Falcon Classic, the fees from which were reduced due to restrictions in its partnership agreement, and Vista, which was sold in December 1994. These decreases were partially offset by increases in fees from other Affiliated Partnerships. Payment of approximately $1.6 million of the $8.6 million in fees has been deferred due to restrictions applicable to FCSC, an Affiliated Partnership.

            Service costs increased from $38.5 million to $41.6 million, or by 8.0%, during 1995 compared to 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the $3.1 million increase in service costs, $1.4 million related to increases in property taxes, $920,900 related to increases in programming fees paid to program suppliers (including primary satellite fees) and $692,000 related to increases in personnel costs, due primarily to cost of living increases and to group insurance adjustments. The property tax increases related primarily to audit appeal refunds recorded in 1994 and adjustments in assessment methods in California. The increase in programming expense was due to a combination of higher rates charged by program suppliers and expanded programming usage relating to channel line-up restructuring and retransmission consent arrangements implemented to comply with the 1992 Cable Act.

            General and administrative expenses increased from $29.2 million to $30 million, or by 3.0%, during 1995 compared with 1994. The $870,000 increase related primarily to a $2.9 million increase in personnel costs partially offset by a $1.9 million decrease related to reimbursement by FIC of expenses incurred in connection with international investments during 1995 which it assumed and a $774,000 decrease related to costs associated with reregulation by the FCC.

            Depreciation and amortization expense decreased from $60.9 million to $54.4 million, or by 10.7%, during 1995 compared with 1994, primarily due to increased depreciation in 1994 resulting from accelerated depreciation on asset retirements, from adjustments to the estimated useful lives of certain tangible assets in 1994 and to intangible assets becoming fully amortized in 1994 and 1995.

            Operating income increased from $18.6 million to $25.2 million, or by 35.4%, during 1995 compared to 1994. The $6.6 million increase was primarily due to the decrease in depreciation and amortization expense of $6.5 million.

            Interest expense, including the effects of interest rate hedging agreements, increased from $49.9 million to $57.8 million, or by 15.9%, during 1995 compared to 1994. Higher average interest rates (10.1% during 1995 compared to 9.4% during 1994) accounted for the majority of the increase, except that additional interest expense of $3.5 million was recorded during the fourth quarter of 1995 due to the write-off of deferred loan costs associated with previously issued debt which was retired. Payment-in-kind interest expense (in which interest payment requirements are met by an increase in the principal amount of the notes) associated with the publicly-held 11% Senior Subordinated Notes and $20 million Falcon Telecable 11.56% notes payable to MONY amounted to $27.1 million during 1995 compared to $24.5 million in 1994. Interest rate hedging agreements resulted in additional interest expense of $729,000 during 1995 and $3.3 million in 1994.

            Equity in net loss of investee partnerships increased from $1.8 million to $5.7 million during 1995 compared to 1994. The increase was primarily due to a $5.3 million gain recorded during 1994 representing the Partnership's pro-rata share of the unrealized gain on the sale of franchise rights by Avalon.

            Other, net changed from $455,000 of expense in 1994 to $13.1 million of income in 1995. The change was primarily due to a $13.3 million non-recurring gain realized from the sale of marketable securities during 1995. The prior year's results also include $1.2 million of costs associated with a terminated equity offering offset by a $1.0 million incentive fee earned in connection with the sale of Vista in December 1994.

            Due to the factors described above, the Partnership's net loss decreased from $33.5 million to $25.2 million, or by 24.7%, during 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

            Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $57.7 million during 1996 on capital expenditures, other than on the acquisition of FCSC. Management's current plan calls for the expenditure of approximately $86.6 million in capital expenditures in 1997, including approximately $50 million to rebuild and upgrade certain of the Owned Systems. The Partnership's proposed spending plans, (including its plans for 1997), are constantly being reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt agreements), franchise requirements, competitive circumstances and other factors.

            As discussed in Note 3 to the consolidated financial statements, on July 12, 1996 the Partnership amended its principal credit facility with a $775 million Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") in order to finance the acquisition of the assets of FCSC, pay transaction and financing costs of approximately $5.6 million and prepay $28.6 million of subordinated debt. On July 16, 1996, the Partnership received payment of approximately $5.2 million of previously deferred fees from FCSC. On August 1, 1996, the Partnership received $5 million from certain existing limited partners who purchased additional partnership units, the proceeds of which were used to temporarily repay outstanding debt under the Amended and Restated Credit Agreement.

            On July 1, 1996, the Partnership sold certain of the Falcon First assets for $15 million, the proceeds being used to temporarily repay outstanding debt under the former Bank Credit Agreement. The cable assets sold generated approximately 1.9% of consolidated revenues for the six months ended June 30, 1996. The Partnership has decided not to sell certain other cable assets that were contemplated to be sold under the Amended and Restated Credit Agreement due to offers it considered inadequate. The failure to sell these assets may result in the reduction of capital expenditures permitted under the Amended and Restated Credit Agreement. The Partnership frequently considers opportunities to sell assets that it views as non-strategic.

            The Amended and Restated Credit Agreement provides for maximum available borrowings as follows: $775 million at December 31, 1996; $774 million at December 31, 1997; $773 million at December 31, 1998; $706 million at December 31, 1999; $611 million at December 31, 2000; $535 million at December 31, 2001; and $439 million at December 31, 2002. As of December 31, 1996, the amount outstanding under the Amended and Restated Credit Agreement was $616 million and the Partnership had available to it additional borrowings thereunder of approximately $112 million. As of the closing of the acquisition of the assets of FCSC on July 12, 1996, the amount outstanding under the Amended and Restated Credit Agreement was $646 million, which included $28.6 million borrowed to prepay a portion of outstanding subordinated debt. The Amended and Restated Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of December 31, 1996, borrowings under the Amended and Restated Credit Agreement bore interest at an average rate of 7.98% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at December 31, 1996 of $760 million (including $150 million of contracts purchased from FCSC). Agreements in effect at December 31, 1996 totaled $540 million, with the remaining $220 million to become effective as certain of the existing contracts mature during 1997 and 1998. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through May 27, 2000. The Amended and Restated Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of December 31, 1996.

            On March 29, 1993, the Partnership issued $175 million aggregate principal amount of its 11% Senior Subordinated Notes (the "Notes") in connection with the Partnership's formation. As a result of payment-in-kind interest payments, the aggregate principal of the Notes outstanding as of December 31, 1996 had increased to $253 million. Future interest payments are expected to be paid in kind until the year 2000, when cash payment is required. The Notes also contain various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness. The incurrence of additional indebtedness test limits the ratio of the total debt of the Partnership to Operating Cash Flow (as defined in the indenture) to 7.5 to 1 if such indebtedness is incurred through December 31, 1999 and to 6.5 to 1 thereafter.

            As of December 31, 1996, the Partnership also had outstanding an aggregate of $15 million in principal amount of subordinated debt (other than the Notes).

            The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. Prior to October 1995, the Partnership conducted certain international investment and development activities. In October 1995, the Partnership sold certain of its international investments to FIC for approximately $6.3 million. The Partnership was reimbursed $1.9 and $1.1 million in 1995 and 1996, respectively, for operating costs related to these investments. The Partnership expects to incur no further liquidity obligations in respect of international investments, although the amount of reimbursement FHGLP receives from FIC with respect to the salaries of certain of its employees has been reduced for 1997. All of the Owned Systems are owned by subsidiaries of the Partnership. Accordingly, the Partnership is financially dependent on the receipt of permitted payments from the Owned Systems, management and consulting fees from both domestic and the remaining international cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Systems to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the former Bank Credit Agreement permitted the Owned Partnerships to remit to FHGLP no more than 3.75% of their net cable revenues, as defined, in any year. The Amended and Restated Credit Agreement increased that amount to 4.25% effective July 12, 1996. For 1995, that limit was approximately $4.9 million ($3 million was actually remitted), and for the year ended December
31, 1996 the limit was approximately $8.4 million ($3.5 million was actually remitted). In addition, the management fees and reimbursed expenses earned from the Affiliated Systems have been adversely affected by the FCC's rate regulations (to the extent those fees are based on revenues of the Affiliated Systems), as well as by payment restrictions imposed, or which may be imposed in the future, by the senior lenders to several of those entities or by the entities' partnership agreements. In addition, the Partnerhip has, from time to time, elected to provide additional financing to certain of the Affiliated Partnerships in the form of deferral of amounts owed to the Partnership. As a result, a portion of the payment of fees due to FHGLP has been deferred in prior years due to such restrictions and decisions. Receivables from the Affiliated Systems for services and reimbursements described above amounted to approximately $5.8 million at December 31, 1996.

            The Partnership has historically pursued a strategy of seeking to acquire attractive acquisition candidates, with an emphasis on the acquisition of systems which can be integrated with its existing operations. Over the past two years, the Partnership has emphasized the acquisition of Affiliated Systems due to its familiarity with these assets and because, in many cases, these assets were already operationally integrated with Owned Systems located nearby. The Partnership cannot predict whether it will have access to adequate capital in the future to make further acquisitions of cable systems from third parties or affiliated parties.

            The Partnership continues to possess the right, under certain circumstances, to acquire certain of the remaining Affiliated Systems. In August 1996, the Partnership's Board of Representatives authorized its management to commence the "Appraisal Process," as defined in the Classic Partnership Agreement, in order to determine whether the Partnership should exercise its right under that partnership agreement to acquire some or all of Falcon Classic's cable systems. Falcon Classic had revenues and net loss of $19.8 million and $15,000, respectively, for the year ended December 31, 1996. The three appraisal firms were selected in October 1996. In February 1997, the Partnership received the results of the related appraisals which indicated an aggregate appraised value for all of the Falcon Classic Systems of $82 million. At December 31, 1996, the Falcon Classic systems had approximately 47,600 homes subscribing to cable service located in five states. As of the date of the Report, the Partnership has not made a decision as to whether or not it will purchase any or all of the five cable television systems owned by Falcon Classic. Any decision by the Partnership will, as permitted by the Classic Partnership Agreement, be made on a System-by-System basis. Any decision by the General Partner or its affiliates to acquire any of the Partnership's Systems will further be subject to, among other things, (i) the availability of the necessary financing on terms acceptable to the Partnership; (ii) the relative attractiveness of available alternative and investment opportunities; (iii) the receipt of any necessary regulatory approvals and consents; and (iv) other future developments relating to the Partnership, Falcon Classic and the cable television industry, general economic conditions and other future developments. The costs of the Appraisal Process, anticipated to be approximately $200,000, will be borne by FHGLP. See Item 13., "Certain Relationships and Related Transactions - Falcon Classic Appraisal Process."

            On February 10, 1995, the Owned Partnerships realized net proceeds of approximately $13.5 million in connection with the acquisition of its shares in QVC, Inc. pursuant to a tender offer by Liberty Media Corporation and Comcast Corporation. The net proceeds were used to temporarily pay down bank debt. During the fourth quarter of 1996, the Partnership sold its 715,367 shares of Comcast UK Class A stock for approximately $9.5 million. The proceeds were used to temporarily pay down bank debt.

            Enstar Communications Corporation, a wholly-owned subsidiary of one of the subsidiaries of the Partnership ("ECC"), has guaranteed the debt obligations of certain Enstar partnerships in which it acts as general partner. The Enstar partnerships, most of which are publicly-held, own cable television systems. At December 31, 1996, the maximum exposure to ECC pursuant to such guarantees was approximately $9.5 million, plus accrued interest. This guarantee is recourse only to the assets of ECC, which consist primarily of 0.5% to 1.0% equity interests in the Enstar partnerships.

            As more fully described in Note 9 to the consolidated financial statements, the Partnership Agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests held by the Group I, II and III limited partners (constituting approximately 60% of the common equity of the Partnership), at the holders' option, during the period from September 15, 1996 to June 30, 1999. Certain of these interests are mandatorily redeemable in 1998. Limited partnership interests held by the Group IV limited partner become redeemable in 2004, subject to certain shared liquidity rights. The purchase price for such partnership interests (other than Class C partnership interests), which would be negotiated based on market conditions or determined by an appraisal, is to be paid in cash or, under certain circumstances, through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be determined based on a formula due to its preferred status. Certain of the Partnership's debt agreements (including the Amended and Restated Credit Agreement and the Notes) will restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. The obligation to redeem any significant amount of the limited partnership interests in the Partnership could result in a material liquidity demand on the Partnership and there can be no assurance that the Partnership will be able to raise such funds on terms acceptable to the Partnership, or at all. See Note 9 to the consolidated financial statements and the Partnership's Third Amended and Restated Agreement of Limited Partnership filed as an exhibit to this Report.

            The following table sets forth, on a historical basis, for the periods indicated certain items from the Consolidated Statements of Cash Flows of the Partnership:

                                                                     Year ended December 31,
                                                                1994           1995           1996
                                                             -----------    -----------    -----------
                                                                       (Dollars in Thousands)
Net cash provided by operating activities:
   Net loss                                                  $   (33,513)   $   (25,235)   $   (49,985)
   Payment-in-kind interest expense                               24,512         27,127         26,580
   Depreciation and amortization                                  60,935         54,386        100,415
   Gain on sale of securities                                       --          (13,267)        (2,265)
   Other                                                          (2,858)           151         15,886
                                                             -----------    -----------    -----------
                                                             $    49,076    $    43,162    $    90,631
                                                             ===========    ===========    ===========
Net cash used in investing activities:
   Capital expenditures                                      $   (28,232)   $   (37,149)   $   (57,668)
   Sale of available-for-sale securities                            --           13,487          9,502
   Acquisitions of cable television systems,
      net of cash                                                 (4,013)         2,655       (247,397)
   Proceeds from sale of cable systems                              --             --           15,000
   Other                                                          (3,820)        (1,667)        (3,684)
                                                             -----------    -----------    -----------
                                                             $   (36,065)   $   (22,674)   $  (284,247)
                                                             ===========    ===========    ===========
Net cash (used in) provided by financing activities:
   Net borrowings, (repayments)                              $   (18,027)   $    (9,866)   $   191,022
   Capital contributions                                            --             --            5,000
   Deferred loan costs                                              (142)        (6,320)        (3,823)
   Other                                                            --              280           --
                                                             -----------    -----------    -----------
                                                             $   (18,169)   $   (15,906)   $   192,199
                                                             ===========    ===========    ===========

            1996 COMPARED TO 1995 (HISTORICAL)

            Cash provided by operating activities (including interest expense and management fee income) increased from $43.2 million to $90.6 million for the year ended December 31, 1996 compared to the corresponding period in 1995, an increase of $47.4 million. The increase resulted primarily from a net increase of $47.9 million in other operating items (receivables, cable materials and supplies, payables, accrued expenses and subscriber deposits and prepayments) partially offset by a $547,000 decrease in payment-in-kind interest expense related primarily to the $20 million Falcon Telecable 11.56% notes payable that were repaid on July 12, 1996.

            Cash used in investing activities increased from $22.7 million to $284.2 million for the year ended December 31, 1996 compared to the corresponding period in 1995. The change was due primarily to the July 12, 1996 $247.4 million acquisition of the FCSC assets, to the absence in 1996 of approximately

$13.5 million of net proceeds received by the Partnership during 1995 from the sale of marketable securities, to an increase in capital expenditures of $20.5 million and to an increase in intangible assets of $2.2 million. These increases were partially offset by $15 million of cash provided in 1996 in connection with the sale of a system and by $9.5 million of net proceeds received by the partnership upon the sale of its shares in Comcast UK.

            Cash flows from financing activities increased from a use of cash of $15.9 million for the year ended December 31, 1995 to cash provided of $192.2 million in 1996, or a change of $208.1 million. The change was due primarily to increased borrowings in 1996 of $200.9 million, to a $5 million capital contribution received by the Partnership, and to a $2.5 million reduction of expenditures for deferred loan costs in 1996, of which $1.3 million related to FHGLP debt issue costs and $1.2 million related to interest rate hedging agreements.

            Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 52.6% during 1995 to 55.3% in 1996. On a pro forma basis EBITDA as a percentage of revenues increased from 51.6% to 54.6%. The increase was primarily caused by revenue increases as described above. EBITDA increased from $79.6 million to $120.1 million, or by 150.9%. On a pro forma basis EBIDTA increased from $119.4 million to $133.8 million, or by 12.1%.

            1995 COMPARED TO 1994 (ACTUAL)

            Cash provided by operating activities (including interest expense and management fee income) decreased from $49.1 million to $43.2 million for the year ended December 31, 1995 compared to the corresponding period in 1994, a decrease of $5.9 million. The decrease resulted primarily from a $5.9 million increase in other operating items (receivables, cable materials and supplies, payables, accrued expenses and subscriber deposits and prepayments).

            Cash used in investing activities decreased by $13.4 million during the year ended December 31, 1995 compared to the corresponding period in 1994. The decrease was due primarily to approximately $13.5 million of net proceeds received by the Partnership upon the acquisition of its shares in QVC, Inc. pursuant to a tender offer by Liberty Media Corporation and Comcast Corporation, $4 million of cash used to acquire cable television systems in August 1994, $2.7 million of cash provided from acquisition of cable television systems in December 28, 1995, a $2 million decrease in investments in international cable ventures and $1.1 million of net proceeds received from the sale of investment securities. These decreases were partially offset by an increase in capital expenditures of $8.9 million and an increase in intangible assets of $1.3 million.

            Cash flows from financing activities decreased by $2.3 million during the year ended December 31, 1995 due to decreases in net borrowings of approximately $8.2 million offset by a $6.2 million increase in deferred loan costs of which $4.8 million related to FHGLP debt issue costs and $1.4 million related to interest rate hedging agreements.

            Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 54.0% during 1994 to 52.6% in 1995. The decrease was primarily caused by higher rates charged by suppliers of programming in excess of revenue increases, as described above. EBITDA remained unchanged at $79.5 million during 1995 compared to 1994.

RECENT ACCOUNTING PRONOUNCEMENTS

            In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded, based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in the first quarter of 1996, the effects of which were not material.

INFLATION

           Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services. See "Legislation and Regulation."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Partnership Agreement provides for the establishment of a Board of Representatives of the Partnership, which has the authority to approve annual budgets and whose approval is required in order for the Partnership to undertake certain actions specified in the Partnership Agreement. The Board of Representatives consists of eleven members, six of whom are appointed by FHGI (of whom a minimum of two must be outsiders since they may not be members of Falcon management), two of whom are appointed by Hellman & Friedman Capital Partners II, L.P., one of whom is appointed by Hellman & Friedman Capital Partners, one of whom is appointed by Boston Ventures Limited Partnership II and one of whom is appointed by Madison Dearborn Partners VI. Pursuant to the Partnership Agreement, the size of the Board of Representatives and the identity of the partners appointing its members will change if certain current partners cease to be partners.

            The directors and executive officers of FHGI and Falcon Cable Group, the operating division of the Partnership, are as follows:


Name                     Age       Position
----                     ---       --------
Marc B. Nathanson        51        Chairman of the Board, Chief Executive
                                   Officer and Director of FHGI

Frank J. Intiso          50        President and Chief Operating Officer

Stanley S. Itskowitch    58        Executive Vice  President, General Counsel
                                   and Director of FHGI

Michael K. Menerey       45        Chief Financial Officer and Secretary

Joe A. Johnson           52        Executive Vice President - Operations

Jon W. Lunsford          37        Vice President  -  Finance and Corporate
                                   Development

            Pursuant to certain management rights agreements with the Partnership, Hellman & Friedman Capital Partners and Hellman & Friedman Capital Partners II, L.P. have the right until December 31, 1999 to designate an aggregate of two directors of FHGI. To date such entities have concurred in the designation of Marc B. Nathanson and Stanley S. Itskowitch as the sole directors of FHGI. In the event such entities did not so concur, Mr. Nathanson, through his voting control of FHGI, would have the option of increasing the size of the Board of Directors of FHGI to a maximum of nine members.

BOARD OF REPRESENTATIVES OF FHGLP

            The members of the Board of Representatives of FHGLP who also are members of Falcon management are: Marc B. Nathanson, Frank J. Intiso, Stanley S. Itskowitch and Michael K. Menerey. The other members of the Board of Representatives of FHGLP are:

           Leonard J. Baxt (1)(2)         Joseph M. Niehaus
           John L. Bunce, Jr. (1)(2)      Steven Rattner (2)
           Roy F. Coppedge, III (1)(2)    Lawrence M. Unrein
           Paul J. Finnegan

(1)  Member of Audit Committee
(2)  Member of Compensation Committee

            The following sets forth certain biographical information with respect to the directors and executive officers of FHGI and Falcon Cable Group and the members of the Board of Representatives of FHGLP who are also members of Falcon management.

MARC B. NATHANSON, 51, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, then the largest MSO in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA") and serves on its Executive Committee. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 27-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson has also served as Chairman of the Board, Chief Executive Officer and President of Enstar Communications Corporation ("Enstar") since October 1988. Mr. Nathanson is also a Director of T.V. Por Cable Nacional, S.A. de C.V. and Chairman of the Board and Chief Executive Officer of FIC. Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency.

FRANK J. INTISO, 50, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of Falcon Cable Group, and has served as President and Chief Operating Officer of Falcon Cable Group since its inception, and has also served as Executive Vice President and as a Director of Enstar since October 1988. Mr. Intiso has a Masters Degree in Business Administration from the University of California, Los Angeles and is a Certified Public Accountant. He serves as Chair of the California Cable Television Association and is on the boards of the Cable Advertising Bureau, Cable in the Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 58, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche LLP). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch has also served as Senior Vice President or Executive Vice President and as a Director of Enstar since October 1988. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 45, has been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984 and has been Chief Financial Officer and Secretary of Falcon Cable Group since its inception. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and he was formerly associated with BDO Seidman. Mr. Menerey has also served as Chief Financial Officer, Secretary and as a Director of Enstar since October 1988.

JOE A. JOHNSON, 52, has been Executive Vice President of Operations of FHGI since September 1995, and between January 1992 and that date was a Senior Vice President of Falcon Cable Group. He was a Divisional Vice President of FHGI between 1989 and 1992 and a Divisional Vice President of Falcon Cable Group from its inception until 1992. From 1982 to 1989, he held the positions of Vice President and Director of

Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter.

JON W. LUNSFORD, 37, has been Vice President - Finance and Corporate Development of FHGI since September 1994. From 1991 to 1994, he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

The following sets forth certain biographical information with respect to the members of the Board of Representatives of the Partnership who are not members of management. Each of such persons has been a member of the Board of Representatives since the formation of the Partnership except for Messrs. Finnegan and Unrein, each of whom was first appointed in 1995 and 1996, respectively.

LEONARD J. BAXT, 49, has been a partner in the Washington, D.C. office of the law firm of Dow Lohnes & Albertson since 1980. Mr. Baxt heads the Corporate Department of Dow Lohnes & Albertson and specializes in the acquisition and financing of media and telecommunications companies.

JOHN L. BUNCE, JR., 38, is a General Partner of Hellman & Friedman. Prior to joining Hellman & Friedman in 1988, Mr. Bunce was a Vice President with the venture capital firm of TA Associates. Previously, he was employed in the Mergers & Acquisitions and Corporate Finance Departments of Lehman Brothers Kuhn Loeb. Mr. Bunce is a director of Western Wireless Corporation, MobileMedia Corporation and T.V. Por Cable Nacional, S.A. De C.V. and numerous private companies. Mr Bunce is also a director of FIC.

ROY F. COPPEDGE, III, 48, has been a General Partner of Boston Ventures and a director of Boston Ventures Management, Inc. since August 1983. Prior to that date he was a First Vice President of The First National Bank of Boston and headed the bank's U.S. Merchant Banking group. He is currently a director of American Media, Inc. and Sinclair Broadcast Group, Inc. Mr. Coppedge is also a director of FIC.

PAUL J. FINNEGAN, 44, has been a Vice President of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Capital Partners, L.P. since January 1993. Previously, he served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Finnegan currently serves a director of Omnipoint Corporation and as a member of the Board of Trustees of The Skyline Fund.

JOSEPH M. NIEHAUS, 34, is a General Partner of Hellman & Friedman. Prior to joining Hellman & Friedman in 1989, Mr. Niehaus was employed in the Merchant Banking and Mergers & Acquisitions Departments of Morgan Stanley & Co. Mr. Niehaus is a director of Hoyts Cinemas Limited, Hoyts Cinemas America Limited and numerous private companies. Mr. Niehaus is also a director of FIC.

LAWRENCE M. UNREIN, 41, is Vice President, Investment Policy and Securities Investments of AT&T Investment Management Corp. He oversees all public and private equity and fixed-income investing, both domestically and internationally and is a member of the advisory board of numerous corporate finance partnerships. Mr. Unrein currently serves as Vice President and Treasurer of the AT&T Foundation and Treasurer of the Malcolm Baldrige Foundation.

STEVEN RATTNER, 44, is a Managing Director of Lazard Freres & Co. LLC. Between 1986 and 1989, Mr. Rattner was a Managing Director at Morgan Stanley & Co. Incorporated.

OTHER OFFICERS OF FALCON

The following sets forth, as of December 31, 1996, certain biographical information with respect to additional members of the management of Falcon Cable
Group:

LYNNE A. BUENING, 43, has been Vice President of Programming of Falcon Cable Group since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast and newspaper industries.

OVANDO COWLES, 43, has been Vice President of Advertising Sales and Production of Falcon Cable Group since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice Television from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

ABEL C. CRESPO, 37, has been Controller of Falcon Cable Group since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

HOWARD J. GAN, 50, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988 and Vice President of Regulatory Affairs of Falcon Cable Group since its inception. He was General Counsel at Malarkey-Taylor Associates, a Washington, D.C.-based telecommunications consulting firm, from 1986 to 1988. Mr. Gan was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 49, has been Vice President of Marketing of Falcon Cable Group since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for the Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 61, has been Vice President of Human Resources of FHGI and its predecessors since May 1988 and Vice President of Human Resources Falcon Cable Group since its inception. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time, she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

MICHAEL D. SINGPIEL, 49, was appointed Vice President of Operations of Falcon Cable Group in March 1996. Mr. Singpiel joined Falcon in October 1992 as Divisional Vice President of Falcon's Eastern Division. From 1990 to 1992, Mr. Singpiel was Vice President of C-Tec Cable Systems in Michigan. Mr. Singpiel held various positions with Comcast in New Jersey and Michigan from 1980 to 1990.

RAYMOND J. TYNDALL, 49, has been Vice President of Engineering of Falcon Cable Group since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband.

In addition, Falcon Cable Group has six Divisional Vice Presidents who are based in the field. They are Ron L. Hall, Michael E. Kemph, Nicholas A. Nocchi, Larry
L. Ott, Robert S. Smith and Victor A. Wible.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid or accrued by the Partnership and its predecessor to its Chief Executive Officer and to each of the four other most highly compensated executive officers for services rendered during the three years ended December 31, 1996.

                            SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                             ---------------------------------      All Other
      Name and Principal Position              Salary               Bonus        Compensation(1)
                                             ------------        -------------   -----------------
Marc B. Nathanson, Chairman and
      Chief Executive Officer
         1996                              $    291,020(2)     $     56,998(2)     $     2,610
         1995                                   619,619(2)          123,952(2)           2,174
         1994                                   698,800              69,888              2,550
Frank J. Intiso, President and
      Chief Operating Officer
         1996                                   587,923             106,800              2,610
         1995                                   539,085              98,753              2,530
         1994                                   500,923             100,000              2,432
Stanley S. Itskowitch, Executive Vice
      President and General Counsel
         1996                                   191,962(2)           32,845(2)           2,140
         1995                                    95,154(2)           14,287(2)             461
         1994                                   323,685              30,200              1,995
Michael K. Menerey, Chief Financial
      Officer and Secretary
         1996                                   247,023(2)           45,806(2)           1,725
         1995                                   227,938              42,642              1,564
         1994                                   215,698              25,000              1,513
Jon W. Lunsford(3) Vice President -
      Finance and Corporate Development
         1996                                   191,461              38,000              1,425
         1995                                   170,000              34,000              1,255
         1994                                    49,038              49,000                904

(1) These amounts relate to term life insurance premiums paid by the Partnership.

(2) Net of reimbursement for salary and bonus the Partnership received from FIC related to the time of Mr. Nathanson ($500,000 and $100,002, and $107,216 and $21,448) Mr. Itskowitch ($175,000 and $35,000, and $242,640
      and $48,513) and Mr. Menerey ($968 and $194), spent on international activities in 1996 and in 1995, respectively.

(3)   Mr. Lunsford's employment commenced September 19, 1994.

PROFIT SHARING PLAN

            The Partnership maintains a cash or deferred profit sharing plan referred to as the Smart 401K Plan (the "Plan"), covering substantially all of its employees. The Plan allows participants to elect to make a contribution in an amount up to 15% of their annual compensation, which otherwise would have been payable to the participant as salary. Additionally, subject to certain limitations, the Partnership can contribute to the Plan on a discretionary basis, as determined by management, an amount that does not exceed 15% of the annual aggregate compensation, as defined, paid to participating employees. In general, participants in the Plan vest in any Partnership contributions according to the following schedule:


                                                 Percentage
              Years of Service                     Vested
              ----------------                   -----------
              Less than 3 years                         0%
              3                                        20
              4                                        40
              5                                        60
              6                                        80
              7                                       100


            The following executive officers named in the Summary Compensation Table are participants in the Plan and, as of December 31, 1996, were 100% vested: Marc B. Nathanson, Frank J. Intiso, Stanley S. Itskowitch and Michael K. Menerey.

            There were no contributions charged against operations for the Profit Sharing Plan in 1994, 1995 or 1996.

1993 INCENTIVE PERFORMANCE PLAN

            On December 30, 1993, the Partnership assumed the obligations of FHGI for its 1993 Incentive Performance Plan (the "Incentive Plan"). The value of the interests in the Incentive Plan is tied to the equity value of certain Partnership Units held by FHGI. In connection with the assumption by the Partnership, FHGI agreed to fund any benefits payable under the Incentive Plan through additional capital contributions to the Partnership, the waiver of its rights to receive all or part of certain distributions from the Partnership and/or a contribution of a portion of its Partnership Units to the Partnership. The benefits which are payable under the Incentive Plan are equal to the amount of distributions which FHGI would have otherwise received with respect to 3,780.14 of the Units of the Partnership held by FHGI, 237.98 of the Class A Units of the Partnership held by FHGI, (both of which have been adjusted for the Falcon First acquisition), and a portion of FHGI's interest in certain of the partnerships that are the general partners of the Affliated Partnerships. Benefits are payable under the Incentive Plan only when distributions would otherwise be paid to FHGI with respect to the above-described Units and interests. The Incentive Plan is scheduled to terminate on January 5, 1998, at which time the Partnership is required to distribute the Units described above to the participants in the Incentive Plan. At such time, FHGI is required to contribute the Units to the Partnership to fund such distributions. The participants in the Incentive Plan are present and former employees of the Partnership and its operating affiliates, all of whom are 100% vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            During the fiscal year ended December 31, 1996, Marc B. Nathanson, Chairman of the Board and Chief Executive Officer, Frank J. Intiso, President and Chief Operating Officer, Stanley S. Itskowitch, Executive Vice President and General Counsel, and Michael K. Menerey, Chief Financial Officer and

Secretary, participated in deliberations with the Board of Representatives of the Partnership with respect to executive officer compensation.

            The Partnership leases certain office space for its corporate financial center (located in Pasadena, California) from a partnership owned by Marc B. Nathanson and his wife (the "Pasadena Lease"). The Pasadena Lease commenced on October 1, 1990 and was for a term of five years. The Partnership has negotiated a new lease expiring September 30, 2005. The base rent is currently approximately $33,000 per month. The Partnership believes that the terms of the new Pasadena lease are consistent with leases between unaffiliated parties involving similarly situated properties. The Partnership also assumed a lease for office space in a building owned by Marc B. Nathanson and his wife in connection with the acquisition of the assets of FCSC. The rent on this property is less than $60,000 per year.

            In addition, the Partnership provides certain accounting, bookkeeping and clerical services to Marc B. Nathanson. Mr. Nathanson pays for a portion of the costs relating to these services, and the Partnership pays the balance. The net amount paid by the Partnership in 1996 was approximately $118,300. See Note 11 to the consolidated financial statements.

COMPENSATION OF DIRECTORS

            The directors of FHGI receive no compensation for their services as directors thereof. The members of the Board of Representatives of the Partnership receive no compensation for their service on the board other than reimbursement of expenses.

MANAGEMENT LOANS

            As a condition of his employment in September 1996, the Partnership loaned Jon W. Lunsford, Vice President-Finance and Corporate Development, an aggregate $125,000 pursuant to a promissory note secured by a second trust deed on real property. This loan bears interest at the rate of 7.05% per annum, payable annually, and the unpaid principal and related accrued interest is due and payable on December 31, 2002. Effective December 31, 1994 and continuing until the loan is repaid, two-thirds of each annual bonus payment, if any, payable to Mr. Lunsford will be applied first as payment against accrued interest payable and secondly as a principal payment against the loan balance.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table and footnotes set forth, as of December 31, 1995, the beneficial ownership of general partnership interests and Class A and Class B limited partnership interests of the Partnership by (i) each person who is known to the Partnership to own beneficially more than 5% of such Partnership interests and (ii) all executive officers of the Partnership and the members of the Board of Representatives of the Partnership.


                                                     Type of            Number of Units
            Name and Address of                    Partnership            Assigned to          Percent of
             Beneficial Owners                      Interest              Partnership           Ownership
                                                                           Interest
--------------------------------------------   --------------------   --------------------    --------------
Marc B. Nathanson(1)(2)                          General Partner                  -               100.0%
                                                 Limited Partner             36,107                36.1%
Hellman & Friedman(3)                            Limited Partner             35,446                35.4%
Leeway & Co. (4)                                 Limited Partner             10,732                10.7%
Boston Ventures(5)                               Limited Partner              6,816                 6.8%
Leonard J. Baxt(12)                              Limited Partner                 82                 *
Steven Rattner(13)                               Limited Partner                310                 *
Falcon First Communications, LLC(10)(11)         Limited Partner              2,043                 2.1%
Frank J. Intiso(1)(6)                            Limited Partner              1,808                 1.8%
Stanley S. Itskowitch(1)(7)                      Limited Partner                645                 *
Michael K. Menerey(1)(8)                         Limited Partner                 67                 *

All executive officers and members of
the Board of Representatives of the              General Partner                                  100.0%
Partnership as a group (13 persons)(9)           Limited Partner             39,019                39.0%

*  Less than 1%

(1) The address for each of such persons is c/o Falcon Cable TV, 10900 Wilshire Blvd., 15th Floor, Los Angeles, California 90024.

(2) Marc B. Nathanson individually holds of record no partnership units of the Partnership. However, by virtue of Mr. Nathanson's ownership of a majority of the voting securities of the general partner of the Partnership, he has voting and investment power as to the 11,195 limited partnership units of the Partnership held of record by FHGI. Although FHGI has equity ownership, and therefore investment power, over 11.2% of the partnership units of the Partnership, pursuant to the Partnership Agreement, this constitutes only a 9.1% voting power percentage. In addition, because Mr. Nathanson is co-trustee of two irrevocable trusts that own a majority of the voting securities of Advance TV of California Inc., he shares voting and investment power as to the 3,308 limited partnership units of the Partnership held of record by such entity. Mr. Nathanson also is the general partner of Advance Company, Ltd. And therefore has voting and investment power as to the 1,254 limited partnership units of the Partnership held of record by such limited partnership. As the owner of a majority of the voting securities of Blackhawk Holding Company, Inc., Mr. Nathanson has voting and investment power as to the 6,472 limited partnership units of the Partnership held by such corporation. Also, as trustee of a revocable trust, the Falcon Cable Trust, Mr. Nathanson has voting and investment power as to the 13,878 limited partnership units of the Partnership held by such trust. Mr. Nathanson also beneficially owns .46% of Falcon Classic Cable Income Properties, L.P. and 2.58% of Falcon Video Communications, L.P., each an Affiliated Partnership.

(3) Of such 35,446 limited partnership units, 8,924 are held of record by Hellman & Friedman Capital Partners and 26,522 are held of record by Hellman & Friedman Capital Partners II, L.P., both of which entities are controlled by Hellman & Friedman. Hellman & Friedman has equity ownership, and therefore investment power over only 35.4% of the partnership units of the Partnership pursuant to the Partnership Agreement, Hellman & Friedman Capital Partners has an 8.9% voting power percentage and Hellman & Friedman Capital Partners II, L.P. has a 28.7% voting power percentage, which results in Hellman & Friedman having voting power over 37.6% of the partnership units of the Partnership. The address is One Maritime Plaza, 12th Floor, San Francisco, California 94111.

(4) Of such 10,732 limited partnership units, 5,342 are held of record by Leeway & Co. An additional 5,390 are held of record by MLC Investors, L.P., of which Leeway & Co. is the general partner. The address is c/o State Street Bank and Trust Company, Master Trust Division-W6C, One Enterprise Drive, North Quincy, Massachusetts 02171.

(5) Of such 6,816 limited partnership units, 6,644 are held of record by Boston Ventures Limited Partnership II and 172 are held of record by Boston II A Investment Corporation, both of which entities are controlled by Boston Ventures. The address is 21 Custom House Street, Boston, Massachusetts 02110.

(6) Frank J. Intiso beneficially owns .04% of Falcon Classic Cable Income Properties, L.P. and .35% of Falcon Video Communications, L.P., each an Affiliated Partnership.

(7) Stanley S. Itskowitch beneficially owns .09% of Falcon Classic Cable Income Properties, L.P., and .35% of Falcon Video Communications, L.P., each an Affiliated Partnership.

(8) Michael K. Menerey beneficially owns .04% of Falcon Classic Cable Income Properties, L.P. and .15% of Falcon Video Communications, L.P., each an Affiliated Partnership.

(9) Each of John L. Bunce, Roy F. Coppedge, III, Paul J. Finnegan, Joseph M. Niehaus and Lawrence M. Unrein serves on the Board of Representatives as the designee of an affiliated partner of the Partnership. Each such person disclaims beneficial ownership of the partnership interest owned by the related entity. Except as otherwise identified in the table, no member of the Board of Representatives is the record owner of any partnership interests in the Partnership.

(10) Represents Class B partnership interests held of record by Falcon First Communications, LLC ("FFC"). Madison Dearborn Partners VI, of which Mr. Finnegan is a general partner, is the sole manager of FFC. Excludes the Class C partnership units held of record by FFC which generally do not have voting rights and are entitled to participate in the profits of the Partnership under limited circumstances after receipt of a preferred return as described in the Partnership Agreement. Except for its partnership interest in the Partnership, FFC is otherwise unaffiliated with any other Falcon entity. The address is c/o Madison Dearborn Partners VI, Three First National Plaza, Suite 1330, Chicago, IL 60670-0501.

(11) All information in this table excludes Class C Partnership interests which generally do not have voting rights and participate in the profits of the Partnership under limited circumstances after receipt of a preferred return as described in the Partnership Agreement. All such Class C partnership interests are held of record by FFC.

(12) The address is c/o Dow, Lohnes & Albertson, 1200 New Hampshire Avenue, N.W., Washington, D.C. 20036-6802.

(13) The address is c/o Lazard Freres & Co., Thirty Rockefeller Plaza, New York, New York 10020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AFFILIATED PARTNERSHIPS

            The Partnership and its affiliates, including Marc B. Nathanson and other members of Falcon's senior management team, currently own varying interests in, and the Partnership controls the general partners of, the Affiliated Partnerships and certain other entities engaged in the cable television business. The Partnership receives management fees from the Affiliated Partnerships, and receives additional reimbursement of certain expenses from Falcon Classic.

            Falcon Cable Systems Company. On July 12, 1996, the Partnership acquired the assets of FCSC. See "Business." In connection with this transaction, FCSC paid a $6.2 disposition fee to Falcon Cable Investors Group, its general partner, which in turn distributed the fee, along with cash on hand of approximately $1.6 million, to its partners. As a result, FCIG distributed funds as follows: Marc B. Nathanson, approximately $3.9 million, Hellman and Friedman Capital Partners, II, L.P. approximately $2.3 million; Frank J. Intiso approximately $759,000; Steven Rattner approximately $68,000; and the Partnership approximately $758,000. FCSC also paid the Partnership approximately $5.2 million of previously deferred fees.

            Falcon Classic Appraisal Process

            As previously disclosed in prior filings with the Commission, Falcon Classic may, in the sole discretion of its General Partner, sell individual cable Systems and may also sell all or substantially all of its assets to the General Partner or its affiliates, which include FHGLP. Any such sale would be subject to certain terms and conditions set forth in the Falcon Classic Partnership Agreement and summarized below. The Partnership has stated in its prior filings with the Commission that it and its affiliates may consider and otherwise investigate the exercise of the purchase rights provided to them under the Falcon Classic Partnership Agreement from time to time at their discretion.

            The Falcon Classic Partnership Agreement provides that any sale of Falcon Classic assets to the Partnership or any of its affiliates must be made in cash pursuant to the "Appraisal Process." "Appraisal Process" is defined in the Falcon Classic Partnership Agreement as an appraisal undertaken by three independent nationally recognized experts in the cable television field to determine the fair market value of the cable systems to be appraised. One such appraiser must be appointed by Falcon Classic's general partner, one by Falcon Classic's Conflicts Committee and the third by the first two appraisers acting jointly. The Falcon Classic Partnership Agreement specifies that the Conflicts Committee be comprised of the independent members of the Advisory Committee (i.e., the members of the Advisory Committee that are not affiliates of, or otherwise have certain material business or professional relationships with, the Partnership or its affiliates). The appraised value pursuant to the Appraisal Process will be deemed to be the median of the three appraised values and, if any appraised value is expressed as a range, then in calculating the median, the mean amount of the range of such appraised value shall be used. All costs of the Appraisal Process must be borne by the Partnership and not by Falcon Classic. Such expenses are expected to approximately $200,000. Appraisers selected pursuant to the Appraisal Process may not have any interest in, nor any material business or professional relationship with, Falcon Classic, the Partnership or any of its affiliates. Except under certain circumstances, sales of assets by Falcon Classic to the Partnership or its affiliates prior to January 1, 1997 would have required an affirmative vote of a majority of limited partner interests outstanding and not owned by the Partnership or its affiliates. No such vote is required or will be sought in the future.

            If the limited partners of Falcon Classic propose to sell partnership assets without the approval of the Partnership, the Partnership has a right of first refusal to purchase such assets on the same terms and conditions as agreed to by the prospective purchaser. The Partnership also has a right to purchase such partnership assets without a vote of the limited partners if the general partner of Falcon Classic is removed without cause.

            As previously disclosed, in a meeting held in Los Angeles on August 27, 1996, the Partnership formally advised the Falcon Classic Advisory Committee and Conflicts Committee that it desired to explore on a preliminary basis the possibility of exercising the purchase rights contained in the Falcon Classic Partnership Agreement as summarized above. Accordingly, the General Partner requested that the Appraisal Process be commenced and that, in compliance therewith, the Conflicts Committee select an independent, nationally recognized expert in the cable television field to determine the fair market value of each of the Falcon Classic Cable Systems. Pursuant to the Falcon Classic Partnership Agreement, the sole obligation of the Conflicts Committee in connection with the Appraisal Process is to select one of the three appraisers. The Conflicts Committee selected Arthur Andersen, LLP; the Partnership selected Kane Reece Associates, Inc.; and those two appraisers selected Communications Equity Associates (the "Appraisers").

            On February 6, 1997, each of the Appraisers delivered summaries of the results of their appraisals (the "Appraisals"), and subsequently delivered their reports to Falcon Classic. The reports have been filed as exhibits to this Annual Report on Form 10-K. These Appraisals address the value of the appraised Falcon Classic assets and do not give effect to any debt or other liabilities of Falcon Classic. Based solely upon the Appraisals, as of December 31, 1996, the Partnership understands the appraised values of the five cable Systems owned by Falcon Classic to be as follows (dollars in thousands):

                                                                  Communications
                                                                      Equity
                               Kane Reece         Arthur         Associates, Inc.
                            Associates, Inc.   Andersen LLP          (MEDIAN)
                            ---------------   -------------     ----------------
  Redmond, OR                    $ 7,680          $ 5,882            $  6,200
  Burke County, NC                20,570           17,685              19,000
  Somerset, KY                    33,590           30,277              31,000
  Centreville, MD                 23,980           20,445              23,000
  California City, CA              3,500            2,791               2,800
                                                                      -------
   Total                                                              $82,000
                                                                      =======

            As noted above, the Appraisal Process dictates that the appraised value of an asset to be appraised shall be the median Appraisal for such asset.

            The reports related to each Appraisal set forth certain matters considered by the respective Appraisers. In connection with rendering their Appraisals, the Appraisers performed a variety of financial analyses which are summarized in the respective Appraisals. To the Partnership's knowledge, no limitations were imposed by Falcon Classic with respect to the investigations made or the procedures followed by the Appraisers in rendering their Appraisals. The Partnership is under no obligation to exercise its purchase right in full or in part, nor can there be any assurance that Falcon Classic would otherwise be able to sell all or any portion of its assets at prices consistent with the Appraisals. Actual sales in the marketplace could be at valuations materially above or below those reflected by the Appraisals.

            The Appraisals, by their respective terms, are based upon numerous sources of information including data supplied by or on behalf of Falcon Classic, which included certain projections regarding 1997 operating results for Falcon Classic prepared in the ordinary course of its business. As a matter of course neither Falcon Classic nor the Partnership make public any forecasts as to future financial performance. The 1997 projections were prepared solely for internal use and not with a view to public disclosure or compliance with the published guidelines of the Commission or the American Institute of Certified Public Accountants regarding projections and were not prepared with the assistance of, or reviewed by, independent accountants. Such 1997 projections were provided to the Appraisers solely for the purposes of their Appraisals. NONE OF FALCON CLASSIC, THE PARTNERSHIP, ANY AFFILIATE OR ANY PARTY TO WHOM THE PROJECTIONS WERE PROVIDED ASSUMES ANY RESPONSIBILITY FOR THE

VALIDITY, REASONABLENESS, ACCURACY OR COMPLETENESS OF THE 1997 PROJECTIONS. While presented with numerical specificity, the 1997 projections were based on a variety of assumptions relating to the businesses of the Partnership, industry performance, general business and economic conditions and other matters which are subject to significant uncertainties and contingencies, many of which are beyond the control of Falcon Classic or the Partnership, and, therefore, such 1997 projections are inherently imprecise and there can be no assurance that they will be realized. Also, actual future results may vary materially from those shown in the 1997 projections. Neither the Partnership nor Falcon Classic is under any obligation to update the 1997 projections at any future time.

            Each of the Appraisers is a nationally recognized cable system appraisal firm and is continually engaged in the valuation of cable systems. Each of the Appraisers, other than Arthur Andersen LLP, has from time to time provided valuation services to the Partnership and its affiliates for which they have received customary compensation.

            The Partnership has made no decision whether to purchase any or all of Falcon Classic's five cable television systems. Any decision by the Partnership will, as permitted by Falcon Classic's Partnership Agreement, be made on a system-by-system basis. Any decision by the Partnership or its affiliates to acquire any of the Falcon Classic systems will further be subject to, among other things, (i) the availability of the necessary financing on terms acceptable to the Partnership; (ii) the relative attractiveness of available alternative and investment opportunities; (iii) the receipt of any necessary regulatory approvals and consents; and (iv) other future developments relating to Falcon Classic, the Partnership and the cable television industry, general economic conditions and other future developments.

            Although the foregoing reflects activities which Falcon Classic, the Partnership and certain of its affiliates are currently exploring with respect to Falcon Classic, the foregoing is subject to change at any time. Accordingly, there can be no assurance that the sale of cable television systems of Falcon Classic in accordance with the rights of the Partnership and its affiliates under the terms of the Falcon Classic Partnership Agreement as described above or otherwise will be pursued, or if pursued, when and if any of them will be successfully consummated.

            Forward-looking statements in this Report including, in particular, the statements made above under the caption "Falcon Classic Appraisal Process," are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the effects of legislative and regulatory changes; the potential of increased levels of competition for the Partnership; technological changes; the Partnership's dependence upon third-party programming; the potential exercise of the purchase right as described above; the exoneration and indemnification provisions contained in the Falcon Classic Partnership Agreement relating to the General Partner and other; potential conflicts of interest involving the Partnership and its affiliates; and other risks detailed from time to time in the Partnership's periodic reports filed with the Commission.

            Falcon Video Communications, L.P. At any time subsequent to May 15, 1999, either the Partnership or certain limited partners of Falcon Video Communications, L.P., another Affiliated Partnership ("Falcon Video"), may initiate the sale of the partnership based on an appraised value. In such a circumstance, the Partnership may submit a bid for the assets of Falcon Video at or above their appraised value. If a limited partner initiates the sale process, then the limited partners may agree to either (i) sell the assets to the Partnership at its bid, (ii) sell such assets to an unaffiliated third party at a price equal to at least 105% of the price which the Partnership agreed to pay or (iii) not effect a sale of the assets. If the Partnership initiates the sale process, any such sale to an unaffiliated third party must be at a price equal to at least 102.5% of the price which the Partnership agreed to pay. The limitations on the price at which sales may be made described above terminate on May 15, 2001. In addition, the Amended and Restated Partnership Agreement of Falcon Video prohibits any Falcon entity from directly or indirectly acquiring, managing, operating or otherwise participating in any business or operation which (i) constitutes a media property or provides the same or equivalent services as a media property (including, by way of example, a satellite master antenna television system, multi-point distribution service or direct broadcast service), and is conducted wholly or partially within any community or other area served by the cable television systems owned by Falcon Video or (ii) which otherwise competes in any material respect with any investments of Falcon Video.

            From time to time, the Partnership has had preliminary discussions with the partners of Falcon Video regarding a consolidation of the operations of Falcon Video with the Partnership and may consider such a transaction in the future. The Partnership has no agreement regarding the terms of any such transaction. Any future decision by the Partnership as to whether or not to exercise any of the foregoing purchase options or enter into any other business combination with any of the Affiliated Partnerships will be based upon, among other things, the availability of necessary financing on favorable terms, the relative attractiveness of alternative business and investment opportunities available, the regulatory environment for cable properties, future developments relating to each specific partnership and the cable industry, general economic conditions and other future developments. Accordingly, there can be no assurance that any of such purchase rights will be exercised at all or, if exercised, when they will be exercised, or that any other business combination with an Affiliated Partnership will be proposed or consummated.

            Falcon International Communications LLC. On October 4, 1995, the Partnership sold its investments and loans in the Philippines and India to FIC, a newly-formed, separately capitalized entity, the members of which include members of management of the Partnership and certain of its limited partners. The sales price of approximately $6.3 million in cash was determined to be the fair market value of the assets and was supported by an appraisal conducted by an independent third party. In addition, the Partnership received an additional $1.9 and $1.1 million in cash as reimbursement for 1995 and 1996 operating costs related to international investments. In order to focus its limited capital resources on the upgrade and rebuild needs of the Owned Systems, the Partnership does not expect to pursue any further international investments. There is an insurance cost allocation agreement between the Partnership and FIC. See "Business - International Activities."

OTHER

            FHGLP has leased certain office space for its corporate financial center (located in Pasadena, California) from a partnership owned by Marc B. Nathanson and his wife. The lease commenced on October 1, 1990 and has been extended through September 30, 2005. The rent is currently approximately $33,000 per month and is indexed for inflation. The terms of the current lease have been negotiated on an arm's length basis. It is expected that any future modifications to the leasing agreement will be approved by the members of the Board of Representatives of FHGLP other than Marc B. Nathanson. The Partnership also assumed a lease for office space in a building owned by Marc B. Nathanson and his wife in connection with the acquisition of the assets of FCSC. The rent on this property is less than $60,000 per year.

            As noted herein, certain executive officers of the Partnership have ownership interests in the Affiliated Partnerships and in other domestic and international cable operations in addition to their equity interests in the Partnership. Conflicts of interest may arise at various times in respect of the allocation of time, personnel and other resources as between the Owned Systems the Affiliated Systems and other ventures. However, the Affiliated Partnerships each have Advisory Committees or similar bodies which, among other things, acts in the case of conflicts of interest.

            For a description of certain other transactions involving management, see "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K

(a) 1.      Financial Statements

            Reference is made to the Index to Financial Statements and Schedules on page F-1.

(a) 2.      Financial Statement Schedules

            Reference is made to the Index to Financial Statements and Schedules on page F-1.

(a) 3.      Exhibits

            Reference is made to the Index to Exhibits on Page E-1.

(b)         Reports on Form 8-K

            None.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March 1997.

                                    FALCON HOLDING GROUP, L.P.
                                    by its general partner,
                                    Falcon Holding Group, Inc.


                                    By /s/ Michael K. Menerey
                                       -----------------------------------------
                                       Michael K. Menerey
                                       Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March 1997.

        Signature                           Title
        ---------                           -----
                                            Director of Falcon Holding Group, Inc.
                                            and Chief Executive Officer of the Registrant
/s/ Marc B. Nathanson                       (Principal Executive Officer)
----------------------------------
    Marc B. Nathanson


                                            Chief Financial Officer and
                                            Secretary of the Registrant
/s/ Michael K. Menerey                      (Principal Financial and Accounting Officer)
----------------------------------
    Michael K. Menerey



/s/ Stanley S. Itskowitch                   Director of Falcon Holding Group, Inc.
----------------------------------
    Stanley S. Itskowitch

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                            Page
                                                                            ----
Report of Independent Auditors                                              F-2

Consolidated Balance Sheets at December 31, 1995 and 1996                   F-3

Consolidated Financial Statements for each of the three years in the period ended December 31, 1996:

     Consolidated Statements of Operations                                  F-4

     Consolidated Statements of Partners' Deficit                           F-5

     Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                                  F-8

Schedule II - Valuation and Qualifying Accounts                             F-35

All other schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                          REPORT OF INDEPENDENT AUDITORS


Partners
Falcon Holding Group, L.P.

We have audited the accompanying consolidated balance sheets of Falcon Holding Group, L.P. as of December 31, 1995 and 1996, and the related consolidated statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Falcon Holding Group, L.P. at December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ ERNST & YOUNG LLP

Los Angeles, California
February 27, 1997

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                    ==========================================

                                                                                           December 31,
                                                                                   ------------------------------
                                                                                       1995            1996
                                                                                   -------------   --------------

                                                                                      (Dollars in Thousands)
ASSETS:
  Cash and cash equivalents                                                         $   15,050      $    13,633
  Receivables:
    Trade, less allowance of $830,000
      and $907,000 for possible losses                                                   7,378           11,607
    Affiliates                                                                          10,023            5,793
  Other assets                                                                           5,419            5,145
  Cable materials, equipment and supplies                                                4,038            5,410
  Other investments                                                                     11,934            3,446
  Property, plant and equipment, less accumulated
    depreciation and amortization                                                      228,249          309,128

  Franchise cost, less accumulated
    amortization of $149,105,000 and $173,742,000                                      221,057          256,461

  Goodwill, less accumulated amortization of $5,246,000 and $12,454,000                 63,516           72,956

  Customer lists and other intangible costs, less
    accumulated amortization of $5,539,000 and $8,793,000                                6,521           76,448

  Deferred loan costs, less accumulated amortization
    of $3,282,000 and $5,755,000                                                        12,073           14,296
                                                                                   -------------   --------------
                                                                                    $  585,258      $   774,323
                                                                                   =============   ==============
                  LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
   Notes payable                                                                       669,019          885,786
   Accounts payable                                                                      5,811           10,561
   Accrued expenses and other                                                           35,274           47,228
   Customer deposits and prepayments                                                     1,058            1,627
   Deferred income taxes                                                                 9,085           10,301
   Minority interest                                                                       227              193
   Equity in losses of affiliated partnerships in excess of investment                   4,563            3,224
                                                                                   --------------  --------------

TOTAL LIABILITIES                                                                      725,037          958,920
                                                                                   --------------  --------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                                            271,902          271,902
                                                                                   --------------  --------------

PARTNERS' DEFICIT:
   General partner                                                                     (12,091)         (12,591)
   Limited partners                                                                   (399,423)        (443,908)
   Unrealized loss on available-for-sale securities                                       (167)               -
                                                                                   --------------  --------------

TOTAL PARTNERS' DEFICIT                                                               (411,681)        (456,499)
                                                                                   --------------  --------------

                                                                                    $  585,258       $  774,323
                                                                                   ==============  ==============

                     See accompanying notes to consolidated
                              financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                   ============================================

                                                        Year ended December 31,
                                                   ----------------------------------
                                                     1994        1995        1996
                                                   ---------   ----------  ----------

                                                        (Dollars in Thousands)

REVENUES                                           $147,229    $ 151,208   $ 217,320
                                                   ---------   ----------  ----------
EXPENSES:
  Service costs                                      38,554       41,626      60,302
  General and administrative expenses                29,157       30,026      36,878
  Depreciation and amortization                      60,935       54,386     100,415
                                                   ---------   ----------  ----------
         Total expenses                             128,646      126,038     197,595
                                                   ---------   ----------  ----------
         Operating income                            18,583       25,170      19,725
OTHER INCOME (EXPENSE):
  Interest expense                                  (49,859)     (57,777)    (71,602)
  Equity in net losses of investee partnerships      (1,782)      (5,705)        (44)
  Other income (expense), net                          (455)      13,077       1,936
                                                   ---------   ----------  ----------
NET LOSS                                           $(33,513)   $ (25,235)   $(49,985)
                                                   =========   ==========  ==========





          See accompanying notes to consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                   ============================================

                                                                 Unrealized
                                                                  Gain on
                                                                 Available-
                                        General     Limited      for-Sale
                                        Partner     Partners     Securities     Total
                                       ---------    ---------    ---------    ---------
                                                    (Dollars in Thousands)
PARTNERS' DEFICIT,
  January 1, 1994                      $ (11,505)   $(224,591)   $    --      $(236,096)
   Net loss for year                        (334)     (33,179)        --        (33,513)
   Unrealized gain on
      available-for-sale
      securities                            --           --         12,851       12,851
                                       ---------    ---------    ---------    ---------
PARTNERS' DEFICIT,
  December 31, 1994                      (11,839)    (257,770)      12,851     (256,758)
   Acquisition of Falcon First, Inc.        --         61,268         --         61,268
   Reclassification to redeemable
      partners' equity                      --       (177,938)        --       (177,938)
   Net loss for year                        (252)     (24,983)        --        (25,235)
   Sale of marketable securities            --           --        (12,133)     (12,133)
   Unrealized loss on
      available-for-sale
      securities (included in other
      investments)                          --           --           (885)        (885)
                                       ---------    ---------    ---------    ---------
PARTNERS' DEFICIT,
  December 31, 1995                      (12,091)    (399,423)        (167)    (411,681)
   Net loss for year                        (500)     (49,485)        --        (49,985)
   Sale of marketable securities            --           --            167          167
   Capital Contribution                     --          5,000         --          5,000
                                       ---------    ---------    ---------    ---------
PARTNERS' DEFICIT,
  December 31, 1996                    $ (12,591)   $(443,908)   $     --      $(456,499)
                                       =========    =========    =========    =========


          See accompanying notes to consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   ===========================================

                                                           Year ended December 31,
                                                     ----------------------------------
                                                       1994         1995         1996
                                                     ---------    --------     --------
                                                          (Dollars in Thousands)
 Cash flows from operating activities:
  Net loss                                           $ (33,513)  $ (25,235)   $ (49,985)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities
     Payment-in-kind interest expense                   24,512      27,127       26,580
     Depreciation and amortization                      60,935      54,386      100,415
     Amortization of deferred loan costs                 1,551       5,840        2,473
     Write-off deferred offering costs                   1,198           -            -
     Gain on sale of securities                              -     (13,267)      (2,264)
     Equity in net losses of investee
        partnerships                                     1,782       5,705           44
     Provision for losses on receivables, net
        of recoveries                                    1,820       3,076        2,417
     Cost of terminated public offering                   (925)          -            -
     Deferred income taxes                                   -           -       (2,684)
     Other                                                 (21)        (17)         764
  Increase (decrease) from changes in:
   Receivables                                          (6,344)       (348)      (2,420)
   Other assets                                             76      (1,184)          63
   Cable materials, equipment and supplies                 196         (85)        (337)
   Accounts payable                                       (481)       (214)       4,750
   Accrued expenses and other                           (1,632)    (12,542)      10,246
   Customer deposits and prepayments                       (78)        (80)         569
                                                     ---------    --------     --------
   Net cash provided by operating activities         $  49,076    $ 43,162     $ 90,631
                                                     ---------    --------     --------




                                   (Continued)

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)


                   ==========================================

                                                      Year ended December 31,
                                                ----------------------------------
                                                  1994         1995         1996
                                                ---------    --------     --------
                                                   (Dollars in Thousands)
Cash flows from investing activities:
  Capital expenditures                          $ (28,232)  $ (37,149)   $ (57,668)
  Proceeds from sale of available-for-sale
      securities                                        -      13,487        9,502
  Sale of securities                                    -       1,051            -
  Investments in affiliated partnerships and
   other investments                               (2,856)       (409)           -
  Increase in intangible assets                    (1,361)     (2,631)      (4,847)
  Acquisitions of cable television systems         (4,013)          -     (247,397)
  Cash acquired in connection with the
     acquisition of Falcon First, Inc.                  -       2,655            -
  Proceeds from sale of cable system                    -           -       15,000
  Proceeds from sale of cable assets                  397         322          379
  Distributions from investee partnerships              -           -          784
                                                ---------    --------    ---------
     Net cash used in investing activities      $ (36,065)   $(22,674)   $(284,247)
                                                ---------    --------    ---------
Cash flows from financing activities:
  Borrowings from notes payable                 $   8,002   $ 408,707    $ 700,533
  Repayment of debt                               (26,029)   (418,573)    (509,511)
  Deferred loan costs                                (142)     (6,320)      (3,823)
  Capital contributions                                 -           -        5,000
  Minority interest capital contributions               -         280            -
                                                ---------    --------    ---------
     Net cash (used in) provided by financing
        activities                                (18,169)    (15,906)     192,199
                                                ---------    --------    ---------
Increase (decrease) in cash
  and cash equivalents                             (5,158)      4,582       (1,417)
Cash and cash equivalents,
  at beginning of year                             15,626      10,468       15,050
                                                ---------    --------    ---------
Cash and cash equivalents,
  at end of year                                $  10,468    $ 15,050    $  13,633
                                                =========    ========    =========





          See accompanying notes to consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ===========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

CASH EQUIVALENTS

            For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION AND AMORTIZATION

            Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation and amortization is computed using the straight-line method over the following estimated useful lives.

             CABLE TELEVISION SYSTEMS:

             Headend buildings and equipment        10-16 years
             Trunk and distribution                 5-15 years
             Microwave equipment                    10-15 years

             OTHER:

             Furniture and equipment                3-7 years
             Vehicles                               3-10 years
             Leasehold improvements                 Life of lease

FRANCHISE COST AND GOODWILL

            The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises and goodwill. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises. These costs (primarily legal fees) are direct and incremental to the acquisition of the franchise and are amortized using the straight-line method over the lives of the franchises, ranging up to 25 years (composite 8 year average). Goodwill is amortized over 20 years. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

CUSTOMER LISTS AND OTHER INTANGIBLE COSTS

            Customer lists and other intangible costs include customer lists, covenants not to compete and organization costs which are amortized using the straight-line method over two to five years.

DEFERRED LOAN COSTS

            Costs related to borrowings are capitalized and amortized to interest expense over the life of the related loan.

INVESTMENTS IN AFFILIATED PARTNERSHIPS

            The Partnership is the general partner of certain entities, which in turn act as general partner of related partnerships which own, directly or through subsidiaries, cable television systems managed by the Partnership (the "Affiliated Partnerships"). The Partnership's effective ownership interests in the Affiliated Partnerships are less than one percent. The Affiliated Partnerships are accounted for using the equity method of accounting. Equity in net losses are recorded to the extent of the investments in and advances to the partnerships plus obligations for which the Partnership, as general partner, is responsible. The liabilities of the Affiliated Partnerships, other than amounts due the Partnership, principally consist of debt for borrowed money and related accrued interest. The substantial portion of such liabilities are, by agreement, non-recourse to the general partner.

OTHER INVESTMENTS

            Other investments, principally minority investments in non-affiliated limited partnerships, are carried at cost. Certain investments in joint ventures where the Partnership exercises significant influence over the operations of the joint venture are carried on the equity method.

RECOVERABILITY OF ASSETS

            The Partnership assesses on an on-going basis the recoverability of intangible assets, including goodwill, and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Partnership also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

            Revenues from cable services are recognized as the services are provided. Management fees are recognized on the accrual basis based on a percentage of gross revenues of the respective cable television systems managed.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONCLUDED)

DERIVATIVE FINANCIAL INSTRUMENTS

            As part of the Partnership's management of financial market risk and as required by the Partnership's Bank Credit Agreement, the Partnership enters into various transactions that involve contracts and financial instruments with off-balance-sheet risk, including interest rate swap and interest rate cap agreements. The Partnership enters into these agreements in order to manage the interest-rate sensitivity associated with its variable-rate indebtedness. The differential to be paid or received in connection with interest rate swap and interest rate cap agreements is recognized as interest rates change and is charged or credited to interest expense over the life of the agreements. Gains or losses for early termination of those contracts are recognized as an adjustment to interest expense over the remaining portion of the original life of the terminated contract.

INCOME TAXES

            The Partnership and its direct and indirect subsidiaries, except for Falcon First, Inc. ("Falcon First") and Enstar Communications Corporation ("ECC"), are limited partnerships and pay no income taxes as entities. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996, the book basis of the Partnership's net assets exceeds its tax basis by $82.2 million.

            Falcon First and ECC are corporations and are subject to federal and state income taxes, which have not been significant. Deferred taxes relate principally to the difference between book and tax basis of the cable television assets of Falcon First, partially offset by the tax effect of related net operating loss carryforwards.

RECLASSIFICATIONS

            Certain prior year amounts have been reclassified to conform to the 1996 presentation.

USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - BASIS OF PRESENTATION

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

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 2 - BASIS OF PRESENTATION (CONCLUDED)

            The consolidated financial statements include the consolidated accounts of FHGLP, its subsidiary cable television operating partnerships (the "Owned Subsidiaries") and those operating partnerships' general partners, which are owned by FHGLP. The consolidated financial statements include the accounts of ECC, a wholly-owned subsidiary of one of the operating partnerships, which is the general partner of the 15 limited partnerships operating under the name "Enstar" (which are Affiliated Systems).

            All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements do not give effect to any assets that the partners may have outside their interests in the Partnership, nor to any obligations, including income taxes, of the partners.

            On December 28, 1995, the Partnership completed the acquisition of all of the direct and indirect ownership interests in Falcon First which it did not previously own. Falcon First was previously managed by the Partnership and, as such, classified as an "Affiliated Partnership" in prior periods. Due to the proximity of the acquisition date to December 31, 1995, no operating results were included for Falcon First for 1995, except for the management fees received by FHGLP pursuant to its management agreement with Falcon First. On July 12, 1996, the Partnership acquired the assets of Falcon Cable Systems Company ("FCSC"), an Affiliated Partnership. The results of operations of these Systems have been included in the consolidated financial statements of FHGLP from July 12, 1996. Management fees and reimbursed expenses received by the Partnership from FCSC for the period of January 1, 1996 through July 11, 1996 are also included in the consolidated financial statements and have not been eliminated in consolidation. See Note 3.

NOTE 3 - ACQUISITIONS AND SALES

            FALCON FIRST

            Falcon First, through wholly-owned subsidiaries, owns cable television systems in Georgia, Alabama, Mississippi and New York. Prior to the transaction, the Partnership had managed the Falcon First Systems for a fee and held an indirect, minority interest in its former parent company, Falcon First Communications, L.P. ("FFC"). As a result of the acquisition, the Falcon First Systems became Owned Systems; previously they were Affiliated Systems.

            The holders of the direct and indirect partnership interests in FFC, excluding the Partnership's affiliates, received newly issued partnership interests (Class B partnership interests) in the Partnership. In addition, certain holders of subordinated notes of FFC, through a newly-established holding company, received Class C partnership interests in the Partnership. The Class C partnership interests are entitled to a stated preference on liquidation and are mandatorily redeemable in 2004, subject to certain liquidity sharing rights. As of the closing of the Falcon First acquisition, the Class C partnership interests were entitled to an aggregate liquidation preference of approximately $51.4 million. See Note 9.

            FALCON CABLE SYSTEMS COMPANY

            The Systems of FCSC, acquired through a newly-formed subsidiary operating partnership, serve customers in California and Oregon and were previously managed by the Partnership as Affiliated Systems. As a result of the acquisition, the FCSC Systems became Owned Systems.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 3 - ACQUISITIONS AND SALES (CONTINUED)

            The assets were acquired at a price determined by an appraisal process defined in the FCSC partnership agreement. Various legal challenges have been filed regarding the appraisal valuations. See Note 8.

            The acquisitions of Falcon First and FCSC were accounted for by the purchase method of accounting, whereby the purchase price of Falcon First was allocated to the assets and liabilities assumed based on the estimated fair values at the date of acquisition, and the purchase price of the FCSC assets was allocated based on an appraisal, as follows:

                                                         Falcon         FCSC
                                                         First
                                                       ----------    -----------
                                                             (Dollars in
                                                              Thousands)
Purchase Price:
Class B partnership interests issued                   $    9,895    $         -
Class C partnership interests issued                       51,373              -
Debt assumed                                              120,621              -
Other liabilities assumed                                   3,274              -
Transaction costs                                           5,278          5,625
Asset purchase price determined by appraisal                    -        247,397
                                                       ----------    -----------
                                                          190,441        253,022
                                                       ----------    -----------
Fair Market Value of Assets and Liabilities
  Acquired:
Property, plant and equipment                              33,992         81,941
Franchise costs                                            88,003         69,936
Customer lists and other intangible assets                  3,411         75,840
Other assets                                                5,705          7,060
Deferred taxes related to step-up of intangible
  assets                                                    9,048              -
                                                       ----------    -----------
                                                          140,159        234,777
                                                       ----------    -----------
Excess of Purchase Price over Fair Value of Assets
  and Liabilities Acquired                             $   50,282    $    18,245
                                                       ==========    ===========


            The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized using the straight-line method over 20 years.

            The Class B partnership interests were valued in proportion to the Partnership's estimated fair value, which was agreed upon by all holders of Partnership interests in the Third Amended and Restated Partnership Agreement, which became effective December 28, 1995. See Note 9.

            The Class C partnership interests were valued at current stated liquidation value which was equivalent to the unpaid amounts due on the subordinated notes of FCC.

         In connection with the Falcon First transaction, the Partnership entered into a $435 million Senior Secured Reducing Revolver (the "Bank Credit Agreement") in order to refinance its existing indebtedness and Falcon First's existing indebtedness, repay other notes, fund capital expenditures and provide for general liquidity requirements. On July 12, 1996, in connection with the acquisition of the FCSC assets, the Partnership

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 3 - ACQUISITIONS AND SALES (CONTINUED)

further amended the terms of the Bank Credit Agreement and increased the available borrowings to $775 million (the "Amended and Restated Credit Agreement") in order to acquire the FCSC assets, repay other notes, pay transaction and financing costs, and provide future working capital. See Note 7.

Sources and uses of funds for each of the transactions were as follows:

                                                Falcon
                                                 First        FCSC
                                               ---------    ---------
   Sources of Funds                             (Dollars in Thousands)
   Cash in Owned Systems                       $   5,325    $   7,757
   Advance under bank credit facilities          379,000      616,500
                                               ---------    ---------
         Total sources of funds                $ 384,325    $ 624,257
                                               =========    =========

   Uses of Funds

   Repay existing bank debt
     of the Partnership and of First,
     including accrued interest                $ 376,611    $ 370,285
   Purchase price of FCSC assets                       -      247,397
   Transaction fees and expenses                   5,278        5,625
   Available funds                                 2,436          950
                                               ---------    ---------
         Total uses of funds                   $ 384,325    $ 624,257
                                               =========    =========


            The Partnership recorded additional interest expense of approximately $3.5 million during the year ended December 31, 1995 due to the write-off of deferred loan costs associated with the early retirement of the Partnership's then outstanding debt with the proceeds from the former Bank Credit Agreement. No such adjustment was required in connection with the Amended and Restated Credit Agreement.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 3 - ACQUISITION AND SALES (CONCLUDED)

            The following unaudited condensed consolidated pro forma statements of operations present the consolidated results of operations of the Partnership as if the acquisitions had occurred at the beginning of the periods presented and are not necessarily indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                                       Year Ended December 31,
                                                     --------------------------
                                                       1995             1996
                                                     ---------        ---------
                                                       (Dollars in Thousands)
Revenues                                             $ 231,498        $ 244,905
Expenses                                               230,913          237,956
                                                     ---------        ---------
   Operating income                                        585            6,949
Other expenses                                          74,554           82,728
                                                     ---------        ---------
   Loss before income tax benefits                     (73,969)         (75,779)
Income tax benefit                                       5,994            1,122
                                                     ---------        ---------
Net Loss                                             $ (67,975)       $ (74,657)
                                                     =========        =========


      On July 1, 1996 the Partnership sold certain of the Falcon First assets for $15 million, the proceeds being used to temporarily repay outstanding debt under the former Bank Credit Agreement. The cable assets sold generated approximately 1.9% of consolidated revenues for the six months ended June 30, 1996. Given the proximity of the sale date to the December 28, 1995 acquisition date, the resulting gain on sale of $3.6 million was recorded as a reduction to goodwill.

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            Effective January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," relating to, among other things, accounting for debt and equity securities which will neither be held to maturity nor sold in the near term. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of partners' deficit. On February 10, 1995, the Partnership received net proceeds of approximately $13.5 million (of which $13.3 million was recorded as a gain on sale) upon the acquisition of the Partnership's shares in QVC Network, Inc. pursuant to a tender offer by Liberty Media Corporation and Comcast Corporation for $46.00 per share. These securities had previously required treatment as available-for-sale securities. The net proceeds were used to temporarily pay down bank debt. At December 31, 1995, the unrealized loss on available-for-sale securities of approximately $167,000 represents the Partnership's pro-rata share of changes in the market value of securities owned by Avalon Communications LLC, ("Avalon") in which the Partnership had a 50% ownership interest. The corresponding investment in these securities was included in other investments on the consolidated balance sheet. On July 9, 1996, Avalon distributed 715,367 shares of Comcast UK Class A stock to the Partnership. These shares were sold during the fourth quarter of 1996 for approximately $9.5 million, resulting in a gain of $2.3 million. See Note 12.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

           The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

           The carrying amount approximates fair value due to the short maturity of those instruments.

Available-for-sale securities

           The fair value of available-for-sale securities is based on quoted market prices.

Notes Payable

           The fair value of the Partnership's subordinated notes payable is based on quoted market prices for similar issues of debt with similar remaining maturities. The carrying amount of the Partnership's remaining debt outstanding approximates fair value due to its variable rate nature.

Interest Rate Hedging Agreements

           The fair value of interest rate hedging agreements is estimated by obtaining quotes from brokers as to the amount either party would be required to pay or receive in order to terminate the agreement.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

            The following table depicts the fair value of each class of financial instruments for which it is practicable to estimate that value as of December 31:

                                            1995                     1996
                                   ------------------------------------------------
                                    Carrying      Fair       Carrying      Fair
                                    Value(1)      Value      Value(1)      Value
                                   -----------  ----------   ----------  ----------
                                                (Dollars in Thousands)

Cash and cash equivalents        $   15,050   $   15,050   $  13,633   $   13,633
Notes Payable (Note 7):
  11% Senior subordinated
  notes(2)                          227,791      214,124     253,537      225,648
  Amended and Restated Bank
   Credit Agreement(3)              397,000      397,000     616,000      616,000
  Other subordinated notes(2)        43,576       49,376      15,000       16,266
  Capitalized lease obligations         260          260         141          141
  Other                                   -            -       1,108        1,108

                                   ------------------------------------------------
                                    Notional       Fair      Notional      Fair
                                   Amount(4)     Value(5)   Amount(4)    Value(5)
                                   ------------------------------------------------
Interest Rate Hedging
Agreements
  (Note 7):
  Interest rate swaps            $  405,000   $   (4,317)  $ 690,000   $      (79)
  Interest rate caps                100,000            -      70,000          305


            The carrying value of interest rate swaps and caps was $865,000 at December 31, 1996.



----------------

(1)    Carrying amounts represent cost basis.

(2) Determined based on quoted market prices of individual trades for those or similar notes. Accordingly, no inference may be drawn that such valuation would apply to the entire issue.

(3) Due to the variable rate nature of the indebtedness, the fair value is assumed to approximate the carrying value.

(4) The amount on which current interest expense has been affected is $220 million and $495 million for swaps and $100 million and $45 million for caps, respectively, at December 31, 1995 and 1996. The balance of the contract totals presented above reflect contracts entered into as of December 31 which do not become effective until 1997 and 1998, at which time effective contracts expire.

(5) The amount that the Partnership estimates it would receive (pay) to terminate the hedging agreements. This amount is not recognized in the consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ===========================================

NOTE 5 - INVESTMENTS IN AFFILIATED PARTNERSHIPS

            FHGLP is the general partner of the Affiliated Partnerships shown below. FHGLP's effective ownership interest in the respective Affiliated Partnerships is less than one percent. FHGLP's investment in net losses in excess of equity of the Affiliated Partnerships was approximately $4.6 million and $3.2 million at December 31, 1995 and 1996, respectively. FHGLP has the right, under certain circumstances, to acquire the assets of certain of the Affiliated Partnerships.

Investments in affiliated partnerships include:

       Falcon Classic Cable Investors, L.P., general partner of Falcon Classic
         Cable Income Properties, L.P.
       Falcon Video Communications Investors, L.P., general partner of Falcon
         Video Communications, L.P.
       Enstar Partnerships, 15 limited partnerships of which ECC is the corporate general partner.
       Falcon Cable Investors Group, L.P., general partner of Falcon Cable
         Systems Company (through July 11, 1996. See Note 3).
       Falcon First Investors, L.P., general partner of Falcon First
         Communications, L.P. (through December 28, 1995. See Note 3).
       Vista Communications, Inc., general partner of Vista Communications
         Limited Partnership III (through December 23, 1994, the date on which it was sold).

            Investments in these partnerships are accounted for on the equity method of accounting. Equity in net losses are recorded to the extent of FHGLP's obligations as the general partner of the partnerships, except when the Partnership, as general partner or through subsidiaries, has guaranteed obligations of the partnerships.

            Summarized unaudited financial information of these partnerships is as follows:

                                                     Year ended December 31,
                                             ----------------------------------------
                                                1994          1995          1996
                                             ------------  ------------  ------------
                                                     (Dollars in Thousands)
At Period End
Total assets                                 $   461,685   $   333,422   $  216,352
Total liabilities                                481,056       367,383      178,448
Partners' equity (deficit)                       (19,371)      (33,961)      37,904

For the Period
Revenues                                     $   169,421   $   164,671   $  116,241
Depreciation and amortization                     82,871        70,994       41,363
Operating income                                  (4,603)        4,460       13,142
Net loss                                         (42,378)      (36,648)      (7,658)

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 5 - INVESTMENTS IN AFFILIATED PARTNERSHIPS (CONCLUDED)

            Falcon Classic may, in the sole discretion of its General Partner, sell individual cable Systems and may also sell all or substantially all of its assets to the General Partner or its affiliates, which include FHGLP. Any such sale would be subject to the "Appraisal Process" as set forth in the Falcon Classic Partnership Agreement. "Appraisal Process" is defined in the Falcon Classic Partnership Agreement as an appraisal undertaken by three independent nationally recognized experts in the cable television field (the "Appraisers") to determine the fair market value of the cable systems to be appraised. One such appraiser must be appointed by Falcon Classic's general partner, one by Falcon Classic's Conflicts Committee, as defined, and the third by the first two appraisers acting jointly. The appraised value pursuant to the Appraisal Process will be deemed to be the median of the three appraised values. All costs of the Appraisal Process must be borne by the Partnership and not by Falcon Classic.

            In a meeting held in Los Angeles on August 27, 1996, the Partnership formally advised the Falcon Classic Advisory Committee and Conflicts Committee that it desired to explore on a preliminary basis the possibility of exercising the purchase rights contained in the Falcon Classic Partnership Agreement and summarized above. Accordingly, the General Partner requested that the Appraisal Process be commenced.

            On February 6, 1997, each of the Appraisers delivered summaries of the results of their appraisals (the "Appraisals"), and subsequently delivered their reports to Falcon Classic. These Appraisals indicated a median appraisal for all of the assets of Falcon Classic of $82 million.

            The Partnership is under no obligation to exercise its purchase right in full or in part, and the Partnership has made no decision whether to purchase any or all of Falcon Classic's five cable television systems. Any decision by the Partnership will, as permitted by Falcon Classic's Partnership Agreement, be made on a System-by-System basis. Falcon Classic's revenues and net loss for the year ended December 31, 1996 were $19.8 million and $15,000, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                          December 31,
                                                   --------------------------
                                                      1995           1996
                                                   ------------    ----------
                                                     (Dollars in Thousands)
Cable television systems                           $    390,167    $  500,697
Furniture and equipment                                  11,823        17,915
Vehicles                                                  7,515        10,861
Land, buildings and improvements                          5,018        10,575
                                                   ------------    ----------
                                                        414,523       540,048
Less accumulated depreciation and amortization         (186,274)     (230,920)
                                                   ------------    ----------
                                                   $    228,249    $  309,128
                                                   ============    ==========

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 7 - NOTES PAYABLE

         Notes payable consist of:

                                                        December 31,
                                                   ---------------------
                                                      1995        1996
                                                   ---------   ---------
                                                         (Dollars in
                                                         Thousands)
FHGLP Only:
  11% Senior Subordinated Notes (a)                $ 227,791   $ 253,537
  Capitalized lease obligations                          260         141

Owned Subsidiaries:
  Amended and Restated Credit Agreement (b)          397,000     616,000
  Other Subordinated Notes (c)                        43,576      15,000
  Other                                                  392       1,108
                                                   ---------   ---------
                                                   $ 669,019   $ 885,786
                                                   =========   =========

      (A)   11% SENIOR SUBORDINATED NOTES

           On March 29, 1993, FHGLP issued $175 million aggregate principal amount of 11% Senior Subordinated Notes (the "Notes") due 2003. Interest payment dates are semi-annual commencing September 15, 1993. Through September 15, 2000 FHGLP, at its option, may pay all or any portion of accrued interest on the Notes by delivering to the holders thereof, in lieu of cash, additional Notes having an aggregate principal amount equal to the amount of accrued interest not paid in cash. Additional notes amounting to $20.8 million for 1994, $23.1 million for 1995 and $25.7 million for 1996 were issued as payment-in-kind for interest. The Amended and Restated Credit Agreement prohibits FHGLP from paying interest on the Notes in cash until September 30, 2000. The Notes represent unsecured general obligations of FHGLP, subordinated in right of payment to all senior indebtedness of FHGLP in the manner and to the extent set forth in the indenture relating to the Notes (the "Indenture"). In addition, the Notes are effectively subordinated to the claims of creditors of FHGLP's subsidiaries, including the Owned Partnerships.

            The Notes are redeemable at the option of FHGLP, in whole or in part, at any time on or after September 15, 1998, initially at 105.5% of principal amount, plus accrued interest, declining to 100% of principal amount, plus accrued interest, on or after September 15, 2000. The Indenture contains, among others, covenants with respect to: (i) the incurrence of additional indebtedness, (ii) the making of investments, (iii) the making of restricted payments (as defined therein), (iv) transactions with affiliates, (v) asset sales (as defined) and (vi) mergers, consolidations and sales of substantially all assets. The Indenture's limitation on the incurrence of additional indebtedness limits the ratio of the total debt of the Partnership to Operating Cash Flow (as defined in the Indenture) to 7.5 to 1 if such indebtedness is incurred through December 31, 1999 and to 6.5 to 1 thereafter. Management believes that the Partnership was in compliance with such covenants as of December 31, 1996.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ============================================

NOTE 7 - NOTES PAYABLE (CONTINUED)

      (B)   AMENDED AND RESTATED CREDIT AGREEMENT

            In connection with the acquisition of Falcon First, on December 28, 1995 the Partnership entered into a $435 million Bank Credit Agreement. On July 12, 1996, in order to finance the acquisition of the FCSC assets, the Partnership negotiated an increase in the available borrowings to $775 million (see Note 3). The maturity date of this Amended and Restated Credit Agreement was extended to July 11, 2005. $646 million was drawn initially under the facility ($125 million on the Term Loan and $521 million on the Reducing Revolver), with the proceeds used to finance the acquisition of the assets of FCSC, pay transaction and financing costs of approximately $5.6 million and prepay $28.6 million of subordinated debt. The Amended and Restated Credit Agreement requires the Partnership to make annual reductions of $1.0 million on the Term Loan commencing December 31, 1997 and requires the Partnership to make quarterly reductions on the Reducing Revolver commencing March 31, 1999, reducing maximum available borrowings under the Amended and Restated Credit Agreement to the following levels: $774 million at December 31, 1997; $773 million at December 31, 1998; $706 million at December 31, 1999; $611 million at December 31, 2000; $535 million at December 31, 2001; $439 million at December 31, 2002; $331 million at December 31, 2003; and $185 million at December 31, 2004. The Amended and Restated Credit Agreement also includes a $75 million Acquisition Facility that the Partnership may, prior to December 31, 1998, request the Lenders to fund for the sole purpose of acquiring other businesses or assets and paying the applicable costs of such transactions, subject to certain terms and conditions. If any borrowings are advanced under this facility, quarterly repayments shall commence March 31, 1999 or later, (based on the amounts outstanding under the Reducing Revolver and Term Loan) and will not have a maturity date earlier than July 11, 2005.

            The Amended and Restated Credit Agreement requires interest on the amount outstanding under the Reducing Revolver to be tied to the ratio of consolidated total debt (as defined) to consolidated annualized cash flow (as defined) as follows:


                                                 Applicable Margin
                  Total Debt/                ------------------------
             Annualized Cash Flow              Base +        LIBOR +
             --------------------            ----------     ---------
               5.00x or more                  0.50%         1.625%
               4.75x to 4.99x                 0.25          1.375
               4.50x to 4.74x                 0.00%         1.250
               4.25x to 4.49x                 0.00          1.125
               4.00x to 4.24x                 0.00          1.000
               3.50x to 3.99x                 0.00          0.875
               Less than 3.50x                0.00          0.750

           Interest on the Term Loan will be the LIBOR rate plus 2.375%.

            At December 31, 1996, the weighted average interest rate on borrowings outstanding under the Amended and Restated Credit Agreement (including the effects of the interest rate hedging agreements) was 7.98%. The Partnership is also required to pay a commitment fee per annum on the unused portion. The commitment fee will be computed at 0.375% if the ratio of consolidated total debt to consolidated annualized

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 7 - NOTES PAYABLE (CONTINUED)

operating cash flow is greater than or equal to 4.75x; if the ratio is less than 4.75x, the fee will be computed at 0.25%. As of December 31, 1996, the Partnership had available borrowings under the Amended and Restated Credit Agreement of $112 million. Borrowings are collateralized by substantially all of the Partnership's assets, including stock and partnership interests, of all subsidiaries. However, the lending banks do not have recourse against the assets of the limited partners or the general partner.

            The Amended and Restated Credit Agreement contains various restrictions relating to, among other items, mergers and acquisitions, investments, indebtedness, contingent liabilities and sale of property. The Amended and Restated Credit Agreement also contains restrictions regarding distributions and a change of management or a change in control (as defined).

            The Amended and Restated Credit Agreement contains financial covenants which may, among other things, limit the amount the Partnership may borrow. The Amended and Restated Credit Agreement currently contains, among others, the following covenants, which provide that (i) consolidated cash flow to consolidated cash interest expense (as defined) shall exceed 2.00x; (ii) consolidated total debt (as defined, which definition does not include the Notes) to consolidated annualized cash flow (as defined) shall not exceed 5.50 prior to June 29, 1999; 5.0 for the period June 30, 1999 through December 30, 1999; 4.50 for the period December 31, 1999 through June 29, 2000; 4.00 for the period June 30, 2000 through December 30, 2000; 3.50 for the period December 31, 2000 through June 29, 2001; 3.00 for the period June 30, 2001 through December 30, 2001; 2.75 for the period December 31, 2001 through June 29, 2002; and 2.50 thereafter and (iii) consolidated annualized cash flow to consolidated pro forma debt service (as defined) shall be greater than 110%. Management believes that the Partnership was in compliance with all financial covenants as of December 31, 1996.

            Substantially all of the assets of the Partnership are held by the subsidiaries of the Partnership. The Amended and Restated Credit Agreement contains restrictions that prohibit the subsidiaries from making distributions to FHGLP except for payments on account of management services provided by FHGLP, which were limited by the former Bank Credit Agreement based on the lesser of FHGLP's cash flow shortfall (as defined) or 3.75% of consolidated cable revenues (as defined). The 3.75% limit was raised to 4.25% under the Amended and Restated Credit Agreement, effective July 12, 1996. For 1996 the permitted amount of distributions to FHGLP was $8.4 million; the actual amount distributed was $3.5 million. Accordingly, at December 31, 1996, substantially all the assets of the Partnership's subsidiaries are restricted from being transferred to FHGLP.

      In 1995, in connection with the write-off of deferred loan costs necessitated by the refinancing associated with the acquisition of Falcon First (see Note 3), the Partnership recorded additional interest expense of $3.5 million. There was no corresponding write-off required related to the Amended and Restated Credit Agreement.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 7 - NOTES PAYABLE (CONTINUED)

      (C)   OTHER SUBORDINATED NOTES

            Other Subordinated Notes consist of:

                                                           December 31,
                                                      --------------------
                                                        1995       1996
                                                      ---------   --------
                                                     (Dollars in Thousands)
              11.56% Subordinated Notes due
              March 2001                              $  43,576   $ 15,000
                                                      =========   ========


         The subordinated note agreement contains certain covenants which are substantially the same as the covenants under the Amended and Restated Credit Agreement described in (b) above. At December 31, 1996, management believes that the Partnership was in compliance with such covenants.

      (D)   INTEREST RATE HEDGING AGREEMENTS

            The Partnership utilizes interest rate hedging agreements to establish long-term fixed interest rates on a portion of its variable-rate debt. The Amended and Restated Credit Agreement requires that the Partnership maintain hedging arrangements with respect to at least 50% of its total outstanding indebtedness, excluding the Notes, for a two year period at rates satisfactory to the Admistrative Agent in order to manage the interest rate sensitivity on its borrowings. At December 31, 1996, the Partnership participated in interest rate hedging contracts with an aggregate notional principal of $690 million (including $150 million of contracts it purchased from FCSC) under which the Partnership pays interest at fixed rates ranging from 5.10% to 8.05%, (weighted average rate of 5.84%), and receives interest at variable LIBOR-based rates. $195 million of these contracts were not yet effective at December 31, 1996, but are scheduled to go into effect during 1997 and 1998 as certain of the existing contracts mature. The hedging contracts expire between January 1997 and May 2000. The Partnership has also entered into LIBOR-based interest rate cap agreements aggregating $70.0 million as of December 31, 1996, $25 million of which were not effective at December 31, 1996, but become effective on January 2, 1997.

            The hedging agreements resulted in additional interest expense of $3.3 million, $729,000 and $1.0 million for the years ended December 31, 1994, 1995 and 1996, respectively. The Partnership does not believe that it has any significant risk of exposure to non-performance by any of its counterparties.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 7 - NOTES PAYABLE (CONCLUDED)

      (E)   DEBT MATURITIES

            The Partnership's notes payable outstanding at December 31, 1996 mature as follows:


                       11% Senior                Other
                      Subordinated  Notes to  Subordinated
  Year                    Notes      Banks        Notes      Other       Total
  ----                    -----      -----        -----      -----       -----
                             (Dollars in Thousands)
  1997                  $   --      $  1,000    $   --      $    721    $  1,721
  1998                      --         1,000        --           528       1,528
  1999                      --         1,000        --          --         1,000
  2000                      --         2,000        --          --         2,000
  2001                      --        76,000      15,000        --        91,000
Thereafter               253,537     535,000        --          --       788,537
                        --------    --------    --------    --------    --------
                        $253,537    $616,000    $ 15,000    $  1,249    $885,786
                        ========    ========    ========    ========    ========

         The maturity date of notes payable may be accelerated upon the occurrence of certain events. See Note 9.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

            The Partnership leases land, office space and equipment under operating leases expiring at various dates through the year 2039. See Note 11.

            Future minimum rentals for operating leases at December 31, 1996 are as follows:

                   Year                                   Total
                   ----                                   -----
                                                      (Dollars in
                                                       Thousands)
                   1997                                 $ 1,483
                   1998                                   1,307
                   1999                                   1,210
                   2000                                   1,163
                   2001                                   1,116
                   Thereafter                             3,272
                                                        --------
                                                        $ 9,551
                                                        ========

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

            In most cases, management expects that, in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense amounted to $1.7 million in 1994, $1.8 million in 1995 and $2.1 million in 1996.

      In addition, the Partnership rents line space on utility poles in some of the franchise areas it serves. These rentals amounted to $1.6 million for 1994, $1.9 million for 1995 and $2.8 million for 1996. Generally, such pole rental agreements are short-term; however, the Partnership anticipates such rentals will continue in the future.

            FHGLP holds a general partnership interest in each of the limited partnerships which are the general partners of the Affiliated Partnerships, excluding the Enstar Partnerships. Although all the indebtedness for borrowed money owed by these Affiliated Partnerships is non-recourse, and each of their respective partnership agreements provide for indemnification of its general partner, FHGLP may have liability, as a result of its position as a general partner, with respect to all other obligations of the Affiliated Partnerships. The Partnership believes, however, that based on current values of the Affiliated Partnerships, the likelihood of any potential loss from such obligations is remote.

           ECC has guaranteed the debt obligations of certain Enstar partnerships. At December 31, 1996, the maximum exposure to ECC pursuant to such guarantees was approximately $9.5 million, plus accrued interest. This guarantee is recourse only to the assets of ECC. ECC's assets consist primarily of equity interests in the Enstar partnerships.

            Other commitments include approximately $20 million at December 31, 1996 to rebuild certain existing cable systems.

            The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission, (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a negative impact on its operations and cash flow. It also presently believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

            The Partnership has various contracts to obtain basic and premium programming for its Systems from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONCLUDED)

the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurances can be given that the Partnership's programming costs will not increase substantially or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

            The Partnership, certain of its affiliates, and certain third parties have been named as defendants in an action entitled Frank O'Shea I.R.A. et al. v. Falcon Cable Systems Company, et al., Case No. BC 147386, pending in the Superior Court of the State of California, County of Los Angeles (the "Action"). Plaintiffs in the Action are certain former unitholders of FCSC purporting to represent a class consisting of former unitholders of FCSC other than those affiliated with FCSC and/or its controlling persons. The complaint in the Action alleges, among other things, that defendants breached their fiduciary and contractual duties to unitholders, and acted negligently, with respect to the purchase from former unitholders of their interests in FCSC in 1996. In particular, the complaint in the Action alleges, among other things, (a) that the appraisals conducted to determine the price at which the purchase of the former unitholders' interests would occur were "inadequate", "defective" and "unreasonable" and that the appraisal firms who conducted the appraisals (two out of three of which are named as defendants) acted negligently or recklessly in performing the appraisals; (b) that the price paid per unit was unfair and was intended to unfairly benefit the defendants at the expense of the public unitholders, in that allegedly the price paid did not fairly reflect the intrinsic value of the partnership assets, was not based on arms-length negotiation, and was less than the per unit value that could be derived from an alleged estimate of asset value submitted by FCSC to its lenders in connection with its borrowings' and (c) that the sums paid the unitholders should not have been based on a calculation that reflected payment to the General Partner of a "sales fee" as defined in the partnership agreement. As relief, the complaint seeks damages (and prejudgment interest) in an unspecified amount, and/or the imposition of a constructive trust upon the partnership assets purchased by certain defendants, and/or rescission of the transaction. The defendants have filed answers denying the material allegations of the complaint in the Action, and the Action is currently in the pre-trial discovery state. The Partnership believes it has substantial and meritorious defenses to the claims.

NOTE 9 - PARTNERSHIP MATTERS

         In connection with the acquisition of Falcon First, Inc., the Third Amended and Restated Partnership Agreement (the "Partnership Agreement") became effective on December 28, 1995. The Partnership Agreement provides for Class A, Class B and Class C partnership interests. At December 31, 1996, there were 6,237.05 Class A partnership units and 93,762.95 Class B partnership units. Class C partnership interests are generally not expressed in units but are carried at liquidation value. Income and losses of the Partnership are generally allocated to the General Partner and limited partners in proportion to the partnership interest held by each Partner. The Class C partnership interests have certain preferences with respect to the allocation of income and distributions of the Partnership. On August, 1, 1996, the Partnership received $5.0 million from certain existing limited partners who purchased additional partnership interests, the proceeds of which were used to temporarily repay outstanding debt under the Amended and Restated Credit Agreement. These limited partners also entered into an option agreement to acquire additional partnership interests in the future for a purchase price of $10 million.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 9 - PARTNERSHIP MATTERS (CONTINUED)

         Holders of Class A and B partnership units have voting rights in all partnership matters requiring a vote; the votes of the holder of Class C partnership interests are required for certain transactions, generally related to distributions. Class C partnership interests have a stated value of approximately $51.4 million which increases at the annual rate of 8% from December 28, 1997 to December 27, 1999, 10% from December 28, 1999 to December 27, 2001, and 12% from December 28, 2001 until redemption. The Class C partnership interests must be redeemed by the Partnership in March 2004 at their then stated value. Class C partnership interests also have priority in liquidation over other partnership units in the amount of stated value.

         The Partnership Agreement provides for certain groups of holders of partnership units to have certain rights and priorities with respect to other holders of partnership units. Among these rights are stated obligations of the Partnership to redeem partnership units at fair value for Class A and B partnership units, or in the case of Class C partnership interests, as described above, at stated value. As more fully described below, partnership interests held by specified groups are subject to mandatory redemption and/or have the option to require redemption ("puts") of such partnership interests.

            The following table sets forth the holdings and the estimated redemption rights of each of these groups of holders.


                           Class A     Class B                     Estimated
                          Partnership Partnership  Redemption  Redemption Value at
                            Units       Units        Rights     December 31, 1996
                          ----------  -----------  -----------  ------------------
Group I Partners                 -       8,658.02  Put              $  32,073,000
Group II Partners            1,368.13   36,748.96  Mandatory          141,131,000
Group III Partners               -      10,732.30  Put                 39,756,000
Group IV Partner (Class B)       -       2,043.33  Put                  7,569,000
Group IV Partner (Class C)       -           -     Mandatory           51,373,000
                          ----------  -----------                   -------------
Redeemable Partners'
Equity                       1,368.13   58,182.61                    $271,902,000
                          ==========  ===========                    ============

         The estimated redemption values at December 31, 1996 were determined by management based on its best estimate of the relative fair value of such interest under current market conditions. The actual redemption value of all partnership interests (other than Class C partnership interests) will generally be determined through negotiation or a third party appraisal mechanism at the time such units are put, and the appraisers will not be bound by historical estimates. Accordingly, such negotiated or appraised valuations may vary from the amounts shown in the table and any such variations could be significant.

         Group I holders have the option to require redemption of one-third of their partnership units at fair value effective September 1996; two-thirds of their partnership units effective September 1997; and all of their partnership units effective September 1998. The September 1996 and 1997 put rights were not exercised. The redemption requirements in 1996 and 1997 are subject to the Partnership using its `best efforts' to obtain the financing necessary to accomplish the redemption. Subject to certain conditions, the Partnership is required to redeem the Group II partnership units at fair value during the period July 1, 1998 through June 30, 1999. If Group I holders exercise their put rights (election is required to be made between

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 9 - PARTNERSHIP MATTERS (CONCLUDED)

December and March prior to the above effective dates), the Group II partnership units cannot be redeemed until the Group I redemption has been completed. The Group III partnership units must be redeemed concurrently with the redemption of the Group II partnership units unless the Group III holders exercise an option to not be so redeemed. If the Group III holders exercise their option not to be so redeemed, on the earlier of March 31, 2000 or approximately nine months after the Partnership's purchase of the Group II partnership units and for every two years thereafter, there will be a 90-day period during which the Partnership may elect to redeem the Group III partnership units and the Group III holders may elect to put their Group III partnership units (which redemption or put shall be effective within 180 days after the election to redeem or put, as applicable).

            The Class C partnership interests held by the Group IV holder may be repurchased by the Partnership at any time, and from time to time, at a price equal to the liquidation preference thereof, and are subject to mandatory redemption at stated value in March, 2004. The Group IV holder has the option to require redemption of its Class B partnership units at fair value at any time after June 30, 2004. Under certain circumstances, the Group IV holder may elect to share in the existing liquidity rights of the Group II holders.

            Certain of the partnership's debt agreements (including the Amended and Restated Credit Agreement and the Notes) restrict the Partnership's ability to: (i) make distributions to fund the purchase of partnership units pursuant to the redemption provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase, and (iii) sell a substantial amount of its assets. There can be no assurance that the Partnership will be able to satisfy the above obligations without a recapitalization of the Partnership and a renegotiation of its debt obligations. If a redemption is not completed as required, liquidation of the Partnership's assets would be necessary.

            In the event of liquidation, the Partnership is required to distribute assets and/or the proceeds from liquidation first, to pay all debts and liabilities outstanding; second, to the holder of the Class C partnership interests; and finally, to holders of the Class A and Class B partnership interests in proportion to their respective percentage interests.

NOTE 10 - EMPLOYEE BENEFIT PLANS

            The subsidiaries of the Partnership have a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of their employees. FHGLP joined in the adoption of the FHGI cash or deferred profit sharing plan as of March 31, 1993. The provisions of this plan were amended to be substantially identical to the provisions of the Profit Sharing Plan.

            The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions for the Profit Sharing Plan in 1994, 1995 or 1996.

            Each of the subsidaries of the Partnership maintains a Key Executive Equity Program (the "Program") for certain key employees designated by the Partnership. Participants become vested over six

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 10 - EMPLOYEE BENEFIT PLANS (CONCLUDED)

years from the date of admission into the Program. Under the terms of the Program, participants derive benefits (as defined) in the Program based on achieving a specified operating margin percentage in conjunction with a specific percentage increase in cash flow in relation to the immediately preceding year. The effect of certain events and transactions, such as system acquisitions and dispositions, are adjusted appropriately on a pro forma basis in the determination of benefits. The Partnership may, in its discretion, reduce the participant's benefits account if the participant's operating region fails to achieve specified results. There were no expenses incurred under this Program in 1994, 1995 or 1996. On February 14, 1995, the Board of Representatives of the General Partner approved the termination of the Program. All current participants will continue to vest in their contributions, but there will be no new participants or future contributions.

            On December 30 1993, the Partnership assumed the obligations of FHGI for its 1993 Incentive Performance Plan (the "Incentive Plan"). The value of the interests in the Incentive Plan is tied to the equity value of certain partnership units held by FHGI. In connection with the assumption by the Partnership, FHGI agreed to fund any benefits payable under the Incentive Plan through additional capital contribution to the Partnership, the waiver of its rights to receive all or part of certain distributions from the Partnership and/or a contribution of a portion of its partnership units to the Partnership. The benefits which are payable under the Incentive Plan are equal to the amount of distributions which FHGI would have otherwise received with respect to 3,780.14 of the Class B units of the Partnership and 237.98 of the Class A units of the Partnership held by FHGI (both of which have been adjusted for the Falcon First acquisition and for the 1996 $5 million purchase of additional partnership interests discussed in Note 9), and a portion of FHGI's interest in certain of the general partners of the Affiliated Partnerships. Benefits are payable under the Incentive Plan only when distributions would otherwise be paid to FHGI with respect to the above-described units and interests. The Incentive Plan is scheduled to terminate on January 5, 1998, at which time the Partnership is required to distribute the units described above to the participants in the Incentive Plan. At such time, FHGI is required to contribute the units to the Partnership to fund such distributions.

            The participants in the Incentive Plan are employees of the Partnership and its operating affiliates, all of whom are 100% vested.

NOTE 11 - RELATED PARTY TRANSACTIONS

            The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. In addition, prior to October 1995, the Partnership conducted certain international investment and development activities. In October 1995, the Partnership sold certain of its international investments and loans to cable ventures in India and the Philippines to Falcon International Communications, LLC ("FIC"), a newly-formed, separately capitalized entity (or FIC's affiliates), for approximately $6.3 million in cash. FHGLP was reimbursed approximately $1.9 and $1.1 million by FIC for 1995 and 1996 operating costs related to these investments. The Partnership expects to incur no further liquidity obligations in respect of international investments, although the amount of reimbursement FHGLP receives from FIC with respect to the salaries of certain of its employees has been reduced for 1997. Certain members of the Partnership's management also are officers of, and hold equity interests in, FIC.

            FHGLP is financially dependent on the receipt of permitted payments from the Owned Systems, management and consulting fees from both domestic and the remaining international cable ventures,

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ============================================

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

and, the reimbursement of specified expenses by certain of the Affiliated Systems to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the Amended and Restated Credit Agreement permits the subsidiaries of the Partnership to remit to FHGLP no more than 4.25% of their net cable revenues, as defined, in any year, effective July 12, 1996. This limitation was 3.75% for the period January 1, 1996 through July 11, 1996. For 1996, that limit was approximately $8.4 million. Actual fundings, which represent the lesser of the 3.75% and 4.25% of revenues or the cash flow shortfall of FHGLP, as defined, amounted to $3.2 million in 1994, $3.0 million in 1995 and $3.5 million in 1996. In addition, the management fees and reimbursed expenses earned from the Affiliated Partnerships have been adversely affected by the FCC's rate regulations (to the extent those fees are based on revenues of the Affiliated Systems), as well as by payment restrictions currently imposed or which may be imposed in the future, by the senior lenders to several of those entities. As a result, a portion of the payment of fees due to FHGLP has been deferred in prior years due to such restrictions, which increased the amount required to be funded by the Owned Systems. On July 16, 1996, the Partnership received $5.2 million of previously deferred management fees and reimbursed expenses from Falcon Cable Systems Company.

            The management and consulting fees and expense reimbursements earned from the Affiliated Partnerships amounted to approximately $9.0 million and $3.9 million, $8.6 million and $5.5 million and $6.3 million and $3.7 million (including the $1.9 and $1.1 million mentioned above related to international expenses) for the years ended December 31, 1994, 1995 and 1996, respectively. Included in the management fee totals for the years ended 1994 and 1995 are $515,000 and $88,000 received by FHGLP for the management of cable systems owned by Vista. Vista sold the systems on December 23, 1994, and except for an incentive fee in the amount of approximately $1.0 million earned in 1994 by FHGLP on the sale and fees earned in 1995 of approximately $88,000 for final accounting and tax services, no other fees have been received from Vista. The fees of $8.6 million earned in 1995 include $1.6 million from Falcon First (based on 5% of its net cable revenues, as defined). The fees of $6.3 million and $3.7 million earned in 1996 included $1.5 million and $1.0 million earned from FCSC from January 1, 1996 through July 11, 1996. Subsequent to acquisitions, the amounts payable to FHGLP in respect of its management of the former Falcon First and FCSC Systems became subject to the 4.25% limitation contained in the Amended and Restated Credit Agreement.

            Receivables from the Affiliated Partnerships for services and reimbursements described above amounted to approximately $10 million and $5.8 million at December 31, 1995 and 1996. The amounts due at December 31, 1995 and December 31, 1996 include approximately $8.9 million and $3.6 million, respectively, related to fees and reimbursements deferred as a result of the liquidity constraints experienced by the Affiliated Partnerships, the limitations described above or decisions made by the Partnership, including $4.6 million due from FCSC at December 31, 1995, which was paid in July, 1996.

            Included in Commitments and Contingencies (Note 8) are two facility lease agreements with the Partnership's Chief Executive Officer and his wife, or entities owned by them, requiring annual future minimum rental payments aggregating $2.1 million through 2001, one facility being acquired as part of the assets acquired on July 12, 1996 from FCSC. During the years ended December 31, 1994, 1995 and 1996 rent expense on the first facility amounted to $400,000, $416,000 and $397,000, respectively. The rent paid for the second facility for the period July 12, 1996 through December 31, 1996 amounted to $18,335.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 11 - RELATED PARTY TRANSACTIONS (CONCLUDED)

         In addition, the Partnership provides certain accounting, bookkeeping and clerical services to the Partnership's Chief Executive Officer. The costs of services provided were determined based on allocations of time plus overhead costs (rent, parking, supplies, telephone, etc.). Such services amounted to $181,000, $180,000 and $118,300 for the years ended December 31, 1994, 1995 and
1996. These costs were net of amounts reimbursed to the Partnership by the Chief Executive Officer amounting to $55,000, $66,000 and $75,000 for the years ended December 31, 1994, 1995 and 1996.

NOTE 12 - OTHER INCOME (EXPENSE)

            Other income (expense) is comprised of the following:

                                                   Year ended December 31,
                                             ----------------------------------
                                                  (Dollars in Thousands)
                                               1994         1995         1996
                                             --------     --------     --------
Gain on sale of Available-for-Sale
   Securities (Note 4)                       $   --       $ 13,267     $  2,264
Special charges                                (1,198)        --           --
Other, net                                        743         (190)        (328)
                                             --------     --------     --------

                                             $   (455)    $ 13,077     $  1,936
                                             ========     ========     ========

            In December 1993, the Partnership formed a new corporation, Falcon Cable TV, Inc., to file a registration statement with the Securities and Exchange Commission to sell common equity. Due to the adverse effect on market conditions created by the FCC's amended regulations implementing the 1992 Cable Act, the Partnership terminated the equity offering in March 1994. The Partnership incurred approximately $1.2 million of costs related to the proposed equity offering. These costs were charged against earnings of 1994 as other expense following the termination of the offering, and represent the "Special charges" above.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            Operating activities

            During the years ended December 31, 1994, 1995 and 1996, the Partnership paid cash interest amounting to approximately $24.8 million, $30.8 million and $39.7 million.

            Investing activities

            See Note 3 regarding the non-cash investing activities related to the acquisitions of Falcon First and the cable systems of FCSC.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          (CONCLUDED)

            Financing activities

            See Note 3 regarding the non-cash financing activities relating to the acquisitions of Falcon First and the cable systems of FCSC. See Note 9 regarding the reclassification to redeemable partners' equity.

NOTE 14 - FALCON HOLDING GROUP, L.P. (PARENT COMPANY ONLY)

            The following parent-only condensed financial information presents Falcon Holding Group, L.P.'s balance sheets and related statements of operations and cash flows by accounting for the investments in the Owned Subsidiaries on the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ===========================================

NOTE 14 - FALCON HOLDING GROUP, L.P. (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED BALANCE SHEET INFORMATION

                                                                    December 31
                                                               ----------------------
                                                                  1995         1996
                                                               ---------    ---------
                                                                  (Dollars in
                                                                   thousands)
 ASSETS:
   Cash and cash equivalents                                   $   9,759    $   6,706
   Receivables:
   Intercompany notes and accrued interest receivable            169,993      203,827
   Due from affiliates and other entities, of which
     $17,176,000 and $17,839,000 are contractually restricted
     or otherwise deferred (see Note 11)                          18,356       20,944
   Prepaid expenses and other                                        288          202
   Investment in affiliated partnerships                          13,594       12,830
   Other investments                                              11,728        3,580
   Property, plant and equipment, less accumulated
     depreciation and amortization                                 1,325        1,180
   Deferred loan costs, less accumulated amortization              6,586        5,721
                                                               ---------    ---------
                                                               $ 231,629    $ 254,990
                                                               =========    =========

                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
   Notes payable                                               $     260    $     141
   11% Senior Subordinated Notes                                 227,791      253,537
   Accounts payable                                                  208          266
   Accrued expenses and other                                     10,559       11,702
   Equity in net losses of Owned Subsidiaries
     in excess of investment                                     132,590      173,941
                                                               ---------    ---------

       TOTAL LIABILITIES                                         371,408      439,587

REDEEMABLE PARTNERS' EQUITY                                      271,902      271,902

PARTNERS' DEFICIT                                               (411,681)    (456,499)
                                                               ---------    ---------

                                                               $ 231,629    $ 254,990
                                                               =========    =========

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   ============================================

NOTE 14 - FALCON HOLDING GROUP, L.P. (PARENT COMPANY ONLY) (CONTINUED)

                  CONDENSED STATEMENT OF OPERATIONS INFORMATION

                                                   Year ended December 31,
                                              --------------------------------
                                                1994        1995        1996
                                              --------    --------    --------
                                                   (Dollars in Thousands)
REVENUES:
  Management fees:
   Affiliated Partnerships                    $  6,765    $  6,196    $  3,962
   Owned Subsidiaries                            8,170       8,509      12,020
   International and other                         520         639         413
                                              --------    --------    --------
      Total revenues                            15,455      15,344      16,395
                                              --------    --------    --------

EXPENSES:
  General and administrative expenses            9,798      10,309       9,096
  Depreciation and amortization                    547         608         375
                                              --------    --------    --------
      Total expenses                            10,345      10,917       9,471
                                              --------    --------    --------
      Operating income                           5,110       4,427       6,924

OTHER INCOME (EXPENSE):
  Interest income                               15,903      17,623      19,884
  Interest expense                             (22,387)    (24,796)    (27,469)
  Equity in net loss of Owned Subsidiaries     (30,877)    (16,392)    (50,351)
  Equity in net losses of investee
     partnerships                               (1,091)     (5,843)        (73)
  Other, net                                      (171)       (254)      1,100
                                              --------    --------    --------
NET LOSS                                      $(33,513)   $(25,235)   $(49,985)
                                              ========    ========    ========

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                   ===========================================

NOTE 14 - FALCON HOLDING GROUP, L.P. (PARENT COMPANY ONLY) (CONCLUDED)

                  CONDENSED STATEMENT OF CASH FLOWS INFORMATION


                                                    Year ended December 31,
                                               --------------------------------
                                                 1994        1995        1996
                                               --------    --------    --------
                                                    (Dollars in Thousands)
Net cash provided by (used in)
  operating activities                         $ (1,745)   $  1,427    $ (8,969)
                                               --------    --------    --------
Cash flows from investing activities:
  Distributions from affiliated partnerships       --          --           773
  Capital expenditures                             (349)       (444)       (242)
  Investments in affiliated partnerships
   and other investments                         (2,517)       (666)     (9,000)
  Proceeds from sale of investments and
    other assets                                   --         1,856           3
  Proceeds from sale of available-for-sale
    securities                                     --          --         9,502
                                               --------    --------    --------
Net cash provided by (used in) investing
  activities                                     (2,866)        746       1,036
                                               --------    --------    --------
Cash flows from financing activities:
  Repayment of debt                                (454)       (121)       (120)
  Capital contributions                            --          --         5,000
                                               --------    --------    --------
Net cash provided by (used in)
  financing activities                             (454)       (121)      4,880
                                               --------    --------    --------
Net increase (decrease) in cash and
  cash equivalents                               (5,065)      2,052      (3,053)
Cash and cash equivalents,
  at beginning of year                           12,772       7,707       9,759
                                               --------    --------    --------
Cash and cash equivalents,
  at end of year                               $  7,707    $  9,759    $  6,706
                                               ========    ========    ========

                            FALCON HOLDING GROUP, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 ================================================

                                  Additions
                      Balance at  charged to                             Balance at
                       beginning  costs and                                end of
     Description       of period   expenses  Deductions(a)  Other(b)       period
     -----------       ---------   --------  -------------  --------       ------
Allowance for
  possible
  losses on
  receivables

Year ended December 31,

       1994              $314      $1,820     $(1,933)            -          $201

       1995              $201      $2,499     $(1,928)          $58          $830

       1996              $830      $2,817     $(2,740)            -          $907

---------------

(a)    Write-off uncollectible accounts.

(b) Allowance for losses on receivable acquired in connection with the acquisition of Falcon First.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
2.1      1995 Contribution, Purchase and Partnership Amendment Agreement, dated as of December 28, 1995 by and among Falcon Holding Group, L.P., its current limited partners, Falcon Holding Group, Inc., Falcon First
         Communications, L.L.C., Falcon First Communications, L.P., its limited partners and Falcon First Investors, L.P.(7)

3.1      Certificate of Limited Partnership of FHGLP(1)
3.2      Amended and Restated Agreement of Limited Partnership of
         FHGLP(1)
3.3      Third Amended and Restated Agreement of Limited Partnership of
         FHGLP(7)
4.1 Indenture for the Old Notes, dated as of March 29, 1993, between FHGLP and United States Trust Company of New York, as trustee(1)
4.2      Form of Old Note (included in Exhibit No. 4.1)(1)
4.3      Form of Amended and Restated Indenture for the Notes, between
         FHGLP and United States Trust Company of New York, as trustee(1)
4.4      Form of New Note (included in Exhibit No. 4.3)(1)
4.5 Registration Rights Agreement, dated as of March 29, 1993, between FHGLP and Morgan Stanley & Co. Incorporated and Lazard
         Freres & Co(1)
4.6      Notice to MONY Mutual Life Insurance Company of New York of
         Prepayment of Falcon Cablevision's, a California limited partnership's, 12% Subordinated Notes due December 31,
         1995.(8)
10.1     Bank Credit Agreement, dated as of March 17, 1993, between the
         Owned Partnerships, and certain lenders and agents named therein(1)
10.2     Pledge and Subordination Agreement, dated as of March 29,
         1993, between Falcon, FHGLP and certain lenders and agents named therein(1)
10.3 Guarantors Contribution Agreement, dated as of March 29, 1993, among certain subsidiaries of FHGLP(1)
10.4 Management Compensation Agreement, dated as of March 29, 1993, by and among Falcon and the limited Partners signatory thereto(1)
10.5 Management Rights Agreement, dated as of March 29, 1993, by and between FHGLP and Hellman & Friedman Capital Partners(1)
10.6     Management Rights Agreement, dated as of March 29, 1993, by and between
         FHGLP and Hellman & Friedman Capital Partners II, L.P.(1)
10.7 Lease, dated December 1989, between Raymond Business Center and Falcon(1)
10.8     Lease, dated as of June 25, 1992, by and between Sumitomo Life
         Realty (N.Y.), Inc. and Falcon(1)
10.9     Cash or Deferred Profit Sharing Plan of Falcon(1)
10.10    Money Purchase Pension Plan of Falcon(1)
10.11    Combined Incentive Performance Plan of FHGLP(1)
10.12    Falcon Holding Group 401(k) Plan(1)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
10.13    Ordinance No. 93-75 of the City of Santa Clara, Utah granting to Falcon Telecable a Franchise to Construct, Operate and
         Maintain a Cable Television System(2)

10.14    Ordinance No. 93-01 of the Board of Trustees for the Town of
         Stratford, Oklahoma granting to Falcon Cable Media a permit to construct, operate and maintain a cable television system and declaring an emergency(2)
10.15 Resolution of the City Council of Hardy, Arkansas extending the Cable Television Franchise of Falcon Telecable(2)
10.16    Ordinance No. 1064 N.S. of the City Council of the City of
         Colville passing an Ordinance amending Ordinance No. 768 N.S.
         Section 5. Extending the length of time for the existing
         Franchise for one year(1)
10.17 Ordinance #3 an ordinance to amend the franchise tax for the Town of Leeds, Utah(1)

10.18 Ordinance No. 1077 regulating rates charged by cable television operators within the City of Pleasanton, Texas.(4)
10.19    Permit for the Town of Bethel Acres, Oklahoma authorizes Falcon Cable
         TV to provide cable communication services to the Town of Bethel
         Acres.(4)
10.20 Ordinance No. 93-01, An ordinance setting forth regulations, terms and conditions under which cable television systems shall operate in Stratford, Oklahoma; and granting to Falcon Cable Media, its successors and assigns, a permit to construct, operate and maintain a cable television system and declaring and emergency.(4)
10.21 Confirmation of offer of employment with Jon Lunsford and Promissory Note.(3)
10.22    Loan agreement between Falcon Holding Group L.P., Lender, and
         Neil McCarthy Borrower including Short Form Deed of Trust and
         Assignment of Rents (Individual) and Promissory
         Note.(8)
10.23    Amendment No. 1 to Bank Credit Agreement, dated as of March
         17, 1993, between the Owned Partnerships, and certain lenders and agents named therein.(6)
10.24    Amendment No. 2 to Bank Credit Agreement, dated as of March
         17, 1993, between the Owned Partnerships, and certain lenders and agents named therein.(6)

10.25 Bank Credit Agreement, dated as of December 28, 1995, among certain affiliates of Falcon Holding Group, L.P., their respective subsidiaries that are from time to time party thereto, The First National Bank of Boston, as Managing Agent,
         Toronto-Dominion (Texas) Inc., as Administrative Agent,
         Chemical Bank, as Co-Administrative Agent, NationsBank of
         Texas, N.A., as Syndication Agent, and the several lenders from time to time party thereto.(7)

10.26 Agreement and Plan of Merger, dated as of December 28, 1995, by and among Falcon First Communications, L.L.C., Falcon First Communications,
         L.P., its limited partners and Falcon First Investors, L.P.(7)

10.27    Amendment to Contingent Interest Agreement, dated as of
         December 28, 1995, between Falcon First Communications, L. P.,
         Continental Equity Capital Corporation, First Chicago
         Investment Corporation, Madison Dearborn Partners VIII and
         William Blair Venture Partners III Limited Partnership.(7)

l0.28    Tax-Sharing Agreement, dated as of December 28, 1995, by and between WB
         Cable Investors II, Inc., Madison Dearborn Partners VI, Continental
         Equity Capital Corporation, Avy Stein, John Willis, Burton McGillevray,
         Hellman & Friedman Capital Partners II, L.P., Falcon Cable Trust and
         Falcon Holding Group, L.P.(7)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
10.29    Employment Termination and Settlement Agreement between Neil
         McCarthy and Falcon Holding Group, L.P. dated September 1,
         1995.(8)

10.30 First Amendment to and Extension of office Lease between Raymond Business Center and Falcon Holding Group, L.P.(9)

10.31    Asset purchase agreement by and among subsidiaries of Falcon
         Holding Group, L.P. and Teleview, Inc.(9)

10.32    Amendment No. 1 to Bank Credit Agreement,  dated as of December
         28, 1995,  among certain  affiliates of Falcon  Holding  Group,
         L.P., their respective subsidiaries that are from time to time party thereto, The First National Bank of Boston, as Managing
         Agent,  Toronto-Dominion (Texas) Inc., as Administrative Agent,
         Chemical  Bank,  as  Co-Administrative  Agent,  NationsBank  of
         Texas, N.A., as Syndication Agent, and the several lenders(9)

10.33    Restricted  Subordination  Agreement dated as of March 26, 1993 as  restated as of December  28,  1995  betwen  Falcon  Holding
         Group,   L.P.,   Falcon  Holding  Group,  Inc.  and  AUSA  Life
         Insurance  Company,  Inc.  and MONY Life  Insurance  Company of
         America.(9)

10.34    System Appraisal of Falcon Cable Systems Company, as of December 31,
         1995, by Malarkey-Taylor Associates, Inc., dated April 29, 1996 (filed as Exhibit 1 to the June 13 Falcon Cable Systems Company Report file no. 19332 and incorporated by reference).(10)

10.35    System Appraisal of Falcon Cable Systems Company, as of December 31,
         1995, by Kane-Reece Associates, Inc., dated April 29, 1996 (filed as
         Exhibit 2 to the June 13 Falcon Cable Systems Company Report file no.
         19332 and incorporated by reference).(10)

10.36    System  Appraisal  of  Falcon  Cable  Systems  Company,  as  of
         December  31, 1995,  by Waller  Capital  Corporation  (filed as
         Exhibit 3 to the June 13 Falcon Cable Systems Company Report file no. 19332 and incorporated by reference).(10)

10.37 Asset Purchase Agreement by and between the Partnership and New Falcon, dated as of June 13, 1996 (filed as Exhibit 4 to the June 13 Falcon
         Cable Systems Company Report file no. 19332 and incorporated by reference).(10)

10.38    Amended and Restated  Credit  Agreement dated July 12,
         1996.(10)

10.39    Limited Partnership  Interest Purchase Agreement dated July 15,
         1996,  by  and  among  Falcon  Holding  Group,  L.P.,  Marc  B.
         Nathanson,  Trustee of the Falcon Cable Trust and Advance TV of
         California, Inc.(11)

10.40    Partnership  Option Agreement dated July 15, 1996, by and among
         Marc B.  Nathanson,  Trustee  of the  Falcon  Cable  Trust  and
         Falcon Holding Group, L.P.(11)

10.41    Partnership  Option  Agreement  dated  July 15,  1996,  between
         Advance  TV of  California,  Inc.  and  Falcon  Holding  Group,
         L.P.(11)

10.42    Fourth Amendment to Note Purchase and Exchange  Agreement dated
         July 12, 1996,  between Falcon  Telecable,  AUSA Life Insurance
         Company, Inc. and MONY Life Insurance Company of America.(12)

10.43    Second Restated Subordination  Agreement between Registrant and
         AUSA Life  Insurance  Company,  Inc.  and MONY  Life  Insurance
         Company of America dated July 12, 1996.(11)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
10.44    Second Restated  Guaranty  Agreement,  dated July 12, 1996, by
         Falcon  Cablevision,   Falcon  Cable  Media,  Falcon  Community
         Cable, L.P., Falcon Community  Ventures I Limited  Partnership,
         Falcon  Investors  Group,  LTD.,  Falcon  Telecable   Investors
         Group,   Falcon  Media  Investors   Group,   Falcon   Community
         Investors,  L.P.,  Falcon Telecom,  L.P.,  Falcon Cable Systems
         Company II, L.P.,  and Falcon  First,  Inc. in favor of each of
         AUSA Life  Insurance  Company,  Inc.  and MONY  Life  Insurance
         Company of America with respect to the Notes.(11)

10.45    Certificate,  dated (July 12, 1996),  of Falcon Holding Group,
         Inc.   with   respect  to  the  common   ownership  of  certain
         partnership guarantors.(11)

10.46 Insurance Cost Allocation Agreement, dated July 1, 1996, between Falcon Holding Group, L.P. and Falcon International
         Communications, L.L.C..

10.47    Fair Market  Valuation  Report for Falcon  Classic Cable Income
         Properties,  L.P., as of December 31, 1996,  dated February 20,
         1997, prepared by Arthur Andersen LLP.

10.48 Valuation Analysis for Falcon Classic Cable Income Properties, L.P., as of December 31, 1996, dated March 3, 1997, prepared by Communications
         Equity Associates.

10.49    Fair Market Valuation Report for Falcon Classic Cable Income
         Properties, L.P., as of December 31, 1996, dated March 10, 1997, prepared by Kane Reece Associates, Inc.

21.1     Subsidiaries:  None.

                               FOOTNOTES

(1) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-4, Registration No. 33-60776.

(2) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended September 30, 1993.

(3) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended September 30, 1995.

(4) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 33-60776 for the fiscal year ended December 31, 1993.

(5) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 33-60776 for the fiscal year ended December 31, 1994.

(6) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended June 30, 1995.

(7) Incorporated by reference to the exhibit to the Registrant's current Report on Form 8-K, File No. 33-60776 dated December 28, 1995.

(8) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 33-60776 for the fiscal year ended December 31, 1995.

(9) Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended March 31, 1996.

(10) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended June 30, 1996.

(11) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q File No. 33-60776 for the quarter ended September 30, 1996.