Form 10-Q
period 1997-03-31
FALCON HOLDING GROUP LP
filed 1997-05-12
CIK 900346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               ----------------------     ---------------------

                         Commission File Number 33-60776
                                                --------

Falcon Holding Group, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                  95-4408577
   -------------------------------                ----------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification Number)

 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                             90024
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (310) 824-9990
                                                       --------------



--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

                    The Exhibit Index is located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   ===========================================

                                                                         December 31,     March 31,
                                                                             1996*           1997
                                                                           ---------       ---------
                                                                                          (Unaudited)
                                                                              (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                $  13,633       $  10,858
   Receivables:
       Trade, less allowance of $907,000 and
          $1,048,000 for possible losses                                       11,607          11,060
       Affiliates                                                               5,793           5,546
   Other assets                                                                10,555           9,999
   Other investments                                                            3,446           3,462
   Property, plant and equipment, less accumulated depreciation
      and amortization of $230,920,000 and $244,191,000                       309,128         304,835

   Franchise cost, less accumulated
      amortization of $173,742,000 and $182,551,000                           256,461         247,804

   Goodwill, less accumulated amortization
      of $12,454,000 and $14,223,000                                           72,956          71,186

   Customer lists and other intangible costs, less
      accumulated amortization of $8,793,000 and $13,205,000                   76,448          72,306

   Deferred loan costs, less accumulated amortization
      of $5,755,000 and $6,307,000                                             14,296          13,745
                                                                            ---------       ---------
                                                                            $ 774,323       $ 750,801
                                                                            =========       =========

                                      LIABILITIES AND PARTNERS' DEFICIT
                                      ---------------------------------
LIABILITIES:
   Notes payable                                                            $ 885,786       $ 892,552
   Accounts payable                                                            10,561           5,178
   Accrued expenses and other                                                  47,228          38,139
   Customer deposits and prepayments                                            1,627           1,781
   Deferred income taxes                                                       10,301           9,576
   Minority interest                                                              193             185
   Equity in losses of affiliated partnerships in excess of investment          3,224           3,297
                                                                            ---------       ---------
TOTAL LIABILITIES                                                             958,920         950,708
                                                                            ---------       ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                                   271,902         271,902
                                                                            ---------       ---------

PARTNERS' DEFICIT:
   General partner                                                            (12,591)        (12,745)
   Limited partners                                                          (443,908)       (459,064)
                                                                            ---------       ---------
TOTAL PARTNERS' DEFICIT                                                      (456,499)       (471,809)
                                                                            ---------       ---------
                                                                            $ 774,323       $ 750,801
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

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 ===============================================



                                                           Unaudited
                                                    -----------------------
                                                       Three months ended
                                                            March 31,
                                                    -----------------------
                                                      1996           1997
                                                    --------       --------
                                                     (Dollars in Thousands)
REVENUES                                            $ 46,203       $ 63,984
                                                    --------       --------

EXPENSES:
   Service costs                                      12,756         18,295
   General and administrative expenses                 7,984         11,179
   Depreciation and amortization                      20,150         29,793
                                                    --------       --------

         Total expenses                               40,890         59,267
                                                    --------       --------

         Operating income                              5,313          4,717

OTHER INCOME (EXPENSE):
   Interest expense                                  (15,602)       (20,384)
   Equity in net loss of investee partnerships            15            (71)
   Other income (expense), net                         1,188            403
                                                    --------       --------

NET LOSS                                            $ (9,086)      $(15,335)
                                                    ========       ========








     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 ===============================================



                                                                 Unaudited
                                                          -----------------------
                                                             Three months ended
                                                                 March 31,
                                                          -----------------------
                                                            1996           1997
                                                          --------       --------
                                                          (Dollars in Thousands)
Net cash provided by operating activities                 $ 10,211       $ 15,322
                                                          --------       --------

Cash flows from investing activities:
   Capital expenditures                                     (5,563)       (10,624)
   Increase in intangible assets                              (501)          (326)
   Proceeds from sale of cable assets                          102              7
   Distributions from investee limited partnerships             17              2
                                                          --------       --------

               Net cash used in investing activities        (5,945)       (10,941)
                                                          --------       --------

Cash flows from financing activities:
   Borrowings from notes payable                             2,555          8,000
   Repayment of debt                                       (10,864)       (15,179)
   Minority interest capital contributions                      --             25
   Deferred loan costs                                          12             (1)
                                                          --------       --------

               Net cash used in financing activities        (8,297)        (7,155)
                                                          --------       --------

Net decrease in cash and cash equivalents                   (4,031)        (2,774)

Cash and cash equivalents
   at beginning of period                                   15,050         13,633
                                                          --------       --------

Cash and cash equivalents
   at end of period                                       $ 11,019       $ 10,858
                                                          ========       ========











     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   ==========================================


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

           The condensed consolidated financial statements include the consolidated accounts of FHGLP, its subsidiary cable television operating partnerships and corporations (the "Owned Subsidiaries") and those operating partnerships' general partners, which are owned by FHGLP. The condensed consolidated financial statements include the accounts of Enstar Communications Corporation ("ECC"), a wholly-owned subsidiary of one of the operating partnerships, which is the general partner of the 15 limited partnerships operating under the name "Enstar" (which are Affiliated Systems).

           As noted in its latest Annual Report on Form 10-K, on July 12, 1996 the Partnership acquired the assets of Falcon Cable Systems Company ("FCSC"), an Affiliated Partnership. The results of operations of these Systems have been included in the condensed consolidated financial statements of FHGLP from July 12, 1996. Management fees and reimbursed expenses received by the Partnership from FCSC for the period of January 1, 1996 through March 31, 1996 are also included in the condensed consolidated financial statements and have not been eliminated in consolidation. Accordingly, the Partnership's results of operations for the quarter ended March 31, 1997 are not comparable to the prior year's amounts reported in the condensed consolidated financial statements.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

           The interim financial statements for the three months ended March 31, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

NOTE 3 - MINORITY INTEREST

           Included in the operations of Falcon Telecable, one of the Owned Subsidiaries, are the results of operations of Lake Las Vegas Cablevision, L.P., a Delaware limited partnership, a joint venture owned 66 2/3% by Falcon Telecable. The minority interest reflects the 33 1/3% of the venture that Falcon Telecable does not own.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)
                   ===========================================



NOTE 4 - SALE OF SYSTEMS

           On July 1, 1996, the Partnership sold certain Owned Systems located in Georgia ("Eastern Georgia") that were acquired from Falcon First in December 1995. The sales price of $15 million approximated book value. These cable systems served approximately 9,500 homes subscribing to cable service at June 30, 1996.

NOTE 5 - RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

NOTE 6 - ACQUISITION OF FALCON CABLE SYSTEMS COMPANY

           The Partnership acquired FCSC on July 12, 1996. Had FCSC been acquired on January 1, 1996, revenues would have been increased by $12.8 million and net loss would have been increased by $10.3 million on a pro forma basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

           On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

           This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS (PRO FORMA)

           The historical results of operations of the Partnership for 1996 did not include the results of FCSC for the period January 1, 1996 through July 11, 1996. FCSC has been managed by the Partnership prior to and subsequent to the acquisition and has been affected by the same general trends in operating costs and revenues as all of the Partnership's cable systems. Accordingly, the Partnership believes that it is more meaningful to compare 1997 operations to 1996 operations on a pro forma basis assuming that the acquisition of FCSC had occurred on January 1, 1996. The pro forma results include the effect of increased amortization relating to the allocated purchase price of the intangible assets acquired, and the effect of increased interest expense related to the increase in debt incurred to finance the acquisition. Set forth in the

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES table below are pro forma results of operations prepared on this basis. These results are not necessarily indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                         Pro Forma        Actual
                                                        Three months    Three months
                                                           ended           ended
                                                         March 31,       March 31,
                                                            1996           1997
                                                        ------------   ------------
                                                           (Dollars in Thousands)
OPERATIONS STATEMENT DATA
Revenues                                                  $ 59,007       $ 63,984
Costs and expenses                                         (26,837)       (29,474)
Depreciation and amortization                              (31,471)       (29,793)
                                                          --------       --------
Operating income                                               699          4,717
Interest expense, net                                      (21,152)       (20,384)
Equity in net income (loss) of investee partnerships            15            (71)
Other income (expense), net                                   (453)          (162)
Income tax benefit                                           1,553            565
                                                          --------       --------

Loss before extraordinary item                            $(19,338)      $(15,335)
                                                          ========       ========


           The Partnership's revenues increased from $59 million to $64 million, or by 8.4%, for the three months ended March 31, 1997 compared to the corresponding period in 1996. Of the $5 million net increase in revenues, $4.5 million was due to increased cable service revenues and $447,000 was due to increases in management fees. The $4.5 million increase in cable service revenues was caused principally by increases of $4.8 million related to increases in regulated service rates implemented during 1996, $733,000 due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996, $332,000 due to programmer incentives and $231,000 due to increases in advertising sales. These increases were partially offset by decreases of $877,000 related to the Eastern Georgia cable systems sold on July 1, 1996, $371,000 due to reductions in the number of premium subscriptions for cable service, $171,000 due to reductions in the number of regulated subscriptions for cable service and $122,000 related to decreases in other revenues. As of March 31, 1997, the Owned Systems had approximately 547,000 homes subscribing to cable service and 196,500 premium service units. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's revenues increased 10.1%.

           Management and consulting fees earned by the Partnership increased from $1.1 million to $1.5 million for the three months ended March 31, 1997 compared to the corresponding period in 1996. The increased fees resulted primarily from payment of previously deferred fees from one of the Affiliated Partnerships, Falcon Classic.

           Service costs increased from $16.4 million to $18.3 million, or by 11.4%, for the three months ended March 31, 1997 compared to the corresponding period in 1996. Service costs represent costs directly

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES attributable to providing cable services to customers. The $1.9 million increase in service costs was primarily caused by a $1.9 million increase in programming fees paid to program suppliers (including primary satellite fees), $518,000 related to increases in franchise and copyright fees associated with increased revenues and $465,000 related to increases in property taxes. These increases were partially offset by decreases of $726,000 related to increases in capitalized labor associated with increased construction activity and $316,000 related to service costs attributable to the Eastern Georgia cable systems sold on July 1, 1996. The increase in programming expense was due to a combination of higher rates charged by program suppliers and expanded programming usage relating to channel line-up restructuring and retransmission consent arrangements implemented to comply with the 1992 Cable Act.

           General and administrative expenses increased from $10.4 million to $11.2 million, or by 7.4%, for the three months ended March 31, 1997 compared to the corresponding period in 1996. The $768,000 increase related primarily to a $563,000 increase in bad debt expense and a $333,000 increase related primarily to costs associated with advertising sales and marketing. These increases were partially offset by a $128,000 reduction of expenses related to the Eastern Georgia cable systems sold on July 1, 1996.

         Depreciation and amortization expense decreased from $31.5 million to $29.8 million, or by 5.3%, for the three months ended March 31, 1997 compared to the corresponding period in 1996. Depreciation and amortization expense decreased $1.4 million primarily due to accelerated depreciation related to asset retirements and to intangible assets becoming fully amortized. The Eastern Georgia cable systems sold in July 1996 decreased depreciation and amortization expense by $622,000. Property, plant and equipment additions resulted in an increase of approximately $300,000 in depreciation expense.

           Operating income increased from $699,000 to $4.7 million, or by 574.8%, for the three months ended March 31, 1997 compared to the corresponding period in 1996. The $4 million increase was principally due to increases in revenues in excess of increases in operating expenses and to a decrease in depreciation and amortization expense as discussed above. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's operating income increased $4.5 million.

           Interest expense, including the effects of interest rate hedging agreements, decreased from $21.2 million to $20.4 million, or by 3.6%, for the three months ended March 31, 1997 compared to the corresponding period in 1996. The decrease was due to lower average debt balances outstanding partially offset by the effect of higher average interest rates (9.1% during the three months ended March 31, 1997 compared to 8.7% during 1996). Payment-in-kind interest expense (in which interest payment requirements are met by an increase in the principal amount of the notes) associated with the 11% Senior Subordinated Notes amounted to $7 million for the three months ended March 31, 1997 compared to $6.3 million for the corresponding period in 1996. Interest rate hedging agreements resulted in additional interest expense of $250,000 during the three months ended March 31, 1997 compared to $171,000 during the corresponding period in 1996.

           Other income decreased from $1.1 million to $403,000 for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily due to a reduction in income tax benefits recorded during 1997.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


RESULTS OF OPERATIONS (PRO FORMA) (CONCLUDED)

           Due to the factors described above, the Partnership's net loss decreased from $19.3 million to $15.3 million, or by 20.7%, for the three months ended March 31, 1997 compared to the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $57.7 million during 1996 on capital expenditures, excluding the acquisition of FCSC. Management's current plan calls for the expenditure of approximately $90 million in capital expenditures in 1997, including approximately $50 million to rebuild and upgrade certain of the Owned Systems. The Partnership's proposed spending plans, (including its plans for 1997), are constantly being reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt agreements), franchise requirements, competitive circumstances and other factors. The Partnership spent $10.6 million on non-acquisition capital expenditures during the three months ended March 31, 1997.

           As previously discussed in more detail in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on July 12, 1996 the Partnership amended its principal credit facility with a $775 million Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") in order to finance the acquisition of the assets of FCSC, pay transaction and financing costs of approximately $5.6 million and prepay $28.6 million of subordinated debt.

           On July 1, 1996, the Partnership sold certain of its Eastern Georgia cable systems for $15 million, the proceeds being used to temporarily repay outstanding debt under the former Bank Credit Agreement. The Partnership has decided not to sell certain other cable assets that were contemplated to be sold under the Amended and Restated Credit Agreement due to offers it considered inadequate. The failure to sell these assets may result in the reduction of capital expenditures permitted under the Amended and Restated Credit Agreement. The Partnership frequently considers opportunities to sell assets that it views as non-strategic.

           The Amended and Restated Credit Agreement provides for maximum available borrowings as follows: $775 million through at December 30, 1997; $774 million at December 31, 1997; $773 million at December 31, 1998; $706 million at December 31, 1999; $611 million at December 31, 2000; $535 million at December 31, 2001; and $439 million at December 31, 2002. As of March 31, 1997, the amount outstanding under the Amended and Restated Credit Agreement was $609 million and the Partnership had available to it additional borrowings thereunder of approximately $136 million. The Amended and Restated Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of March 31, 1997, borrowings under the Amended and Restated Credit Agreement bore interest at an average rate of 7.93% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at March 31, 1997 of $655 million.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

Agreements in effect at March 31, 1997 totaled $590 million, with the remaining $65 million to become effective as certain of the existing contracts mature during 1997 and 1998. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through July 21, 2001. The Amended and Restated Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of March 31, 1997.

           On March 29, 1993, the Partnership issued $175 million aggregate principal amount of its 11% Senior Subordinated Notes (the "Notes") in connection with the Partnership's formation. As a result of payment-in-kind interest payments, the aggregate principal of the Notes outstanding as of March 31, 1997 had increased to $267 million. Future interest payments are expected to be paid in kind until the year 2000, when cash payment is required. The Notes also contain various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness. The incurrence of additional indebtedness test limits the ratio of the total debt of the Partnership to Operating Cash Flow (as defined in the indenture) to
7.5 to 1 if such indebtedness is incurred through December 31, 1999 and 6.5 to 1 thereafter.

           As of March 31, 1997, the Partnership also had outstanding an aggregate of $15 million in principal amount of subordinated debt.

           The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. All of the Owned Systems are owned by subsidiaries of the Partnership. Accordingly, the Partnership is financially dependent on the receipt of permitted payments from the Owned Systems, management and consulting fees from both domestic and the remaining international cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Systems to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the Amended and Restated Credit Agreement permits the Owned Partnerships to remit to FHGLP no more than 4.25% of their net cable revenues, as defined, in any year. For the period ended March 31, 1997 the limit was approximately $2.6 million ($1.5 million was actually remitted). Receivables from the Affiliated Systems for services and reimbursements described above amounted to approximately $5.5 million at March 31, 1997.

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

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

           The Partnership continues to possess the right, under certain circumstances, to acquire certain of the remaining Affiliated Systems. In August 1996, the Partnership's Board of Representatives authorized its management to commence the "Appraisal Process," as defined in the partnership agreement of Falcon Classic Cable Income Properties, L.P. ("Classic" or "Falcon Classic"), in order to determine whether the Partnership should exercise its right under that partnership agreement to acquire some or all of Falcon Classic's cable systems, all of which constitute Affiliated Systems. As of the date of this Report, the Partnership has not made a decision as to whether or not it will purchase any or all of the five cable television systems owned by Falcon Classic. Accordingly, there can be no assurance that any such purchase of any or all of the Falcon Classic systems in accordance with the rights of the Partnership and its affiliates under the terms of the Falcon Classic partnership agreement will be pursued or, if pursued, when and if any such transaction will be consummated. For further information regarding the Falcon Classic Appraisal Process, see the information provided or referred to under the caption "Item 13., Certain Relationships and Related Transactions - Affiliated Partnerships - Falcon Classic Appraisal Process" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

           Enstar Communications Corporation, a wholly-owned subsidiary of one of the subsidiaries of the Partnership ("ECC"), has guaranteed the debt obligations of certain Enstar partnerships in which it acts as general partner. The Enstar partnerships, most of which are publicly-held, own cable television systems. At March 31, 1997, the maximum exposure to ECC pursuant to such guarantees was approximately $6.6 million, plus accrued interest. This guarantee is recourse only to the assets of ECC, which consist primarily of 0.5% to 5% equity interests in the Enstar partnerships.

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

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

           THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (HISTORICAL)

           Cash provided by operating activities (including interest expense and management fee income) increased from $10.2 million to $15.3 million for the three months ended March 31, 1997 compared to the corresponding period in 1996, an increase of $5.1 million. The increase resulted primarily from a net increase of $4.4 million in other operating items (receivables, other assets, payables, accrued expenses and subscriber deposits and prepayments) and a $720,000 increase in payment-in-kind interest expense related to the 11% Subordinated Notes.

           Cash used in investing activities increased from $5.9 million to $10.9 million for the three months ended March 31, 1997 compared to the corresponding period in 1996. The increase was due primarily to an increase in capital expenditures of $5.1 million.

           Cash from financing activities decreased from $8.3 million to $7.2 million for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily due to decreased repayment of debt in 1997.

           Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 55.1% during the three months ended March 31, 1996 to 53.9% for the corresponding period in 1997. On a pro forma basis for the acquisition of FCSC, EBITDA as a percentage of revenues decreased from 54.5% to 53.9%. The decrease was primarily caused by increases in programming costs and other expenses in excess of revenue increases, as described above. EBITDA increased from $25.5 million to $34.5 million, or by 35.5%. On a pro forma basis for the acquisition of FCSC, EBITDA increased from $32.2 million to $34.5 million, or by 7.3%. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's EBITDA increased from $31.7 million to $34.5 million, or by 8.7%.

INFLATION

           Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES





PART II.             OTHER INFORMATION


ITEMS 1-5.           Not applicable.

ITEM 6.              Exhibits and Reports on Form 8-K

                    (a) Exhibit 10.50 - Assignment and Acceptance Agreement, dated December 4, 1996 between Banque Paribas and City National Bank.

                    (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

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



                                       By:  Falcon Holding Group
                                            General Partner






Date:  May 6, 1997                     By:    /s/ Michael K. Menerey
                                            -----------------------------
                                            Michael K. Menerey, Secretary
                                            and Chief Financial Officer

                                  EXHIBIT INDEX



     Exhibit
     Number                    Description
     ------                    -----------

     10.50 Assignment and Acceptance Agreement, dated December 4, 1996, between Banque Paribas and City National Bank.