Form 10-Q
period 1997-06-30
FALCON HOLDING GROUP LP
filed 1997-08-13
CIK 900346

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997
                               ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

                         Commission File Number  33-60776
                                                ----------

Falcon Holding Group, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                             95-4408577
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                     90024
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
                                                    ----------------


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

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               ===================================================


                                                                             December 31,       June 30,
                                                                                1996*             1997
                                                                              ---------         ---------
                                                                                               (Unaudited)
                                                                                 (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                  $  13,633         $  10,799
   Receivables:
      Trade, less allowance of $907,000 and
         $1,006,000 for possible losses                                          11,607            12,509
      Affiliates                                                                  5,793             4,479
   Other assets                                                                  10,555            10,402
   Other investments                                                              3,446             3,462
   Property, plant and equipment, less accumulated depreciation
      and amortization of $230,920,000 and $257,369,000                         309,128           307,446

   Franchise cost, less accumulated
      amortization of $173,742,000 and $191,360,000                             256,461           239,275

   Goodwill, less accumulated amortization
      of $12,454,000 and $15,492,000                                             72,956            69,918

   Customer lists and other intangible costs, less
      accumulated amortization of $8,793,000 and $17,393,000                     76,448            68,135

   Deferred loan costs, less accumulated amortization
      of $5,755,000 and $6,853,000                                               14,296            13,199
                                                                              ---------         ---------
                                                                              $ 774,323         $ 739,624
                                                                              =========         =========
                                       LIABILITIES AND PARTNERS' DEFICIT
                                       ---------------------------------
LIABILITIES:
   Notes payable                                                              $ 885,786         $ 885,374
   Accounts payable                                                              10,561             4,537
   Accrued expenses and other                                                    47,228            49,126
   Customer deposits and prepayments                                              1,627             1,790
   Deferred income taxes                                                         10,301             8,755
   Minority interest                                                                193               177
   Equity in losses of affiliated partnerships in excess of investment            3,224             3,253
                                                                              ---------         ---------
TOTAL LIABILITIES                                                               958,920           953,012
                                                                              ---------         ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                                     271,902           271,902
                                                                              ---------         ---------

PARTNERS' DEFICIT:
   General partner                                                              (12,591)          (12,881)
   Limited partners                                                            (443,908)         (472,409)
                                                                              ---------         ---------
TOTAL PARTNERS' DEFICIT                                                        (456,499)         (485,290)
                                                                              ---------         ---------
                                                                              $ 774,323         $ 739,624
                                                                              =========         =========


               *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             =======================================================


                                                                Unaudited
                                                        -------------------------
                                                           Three months ended
                                                                June 30,
                                                        -------------------------
                                                          1996             1997
                                                        --------         --------
                                                          (Dollars in Thousands)
REVENUES                                                $ 48,172         $ 63,983
                                                        --------         --------

EXPENSES:
   Service costs                                          12,528           18,687
   General and administrative expenses                     8,363           11,728
   Depreciation and amortization                          20,039           28,840
                                                        --------         --------

        Total expenses                                    40,930           59,255
                                                        --------         --------

        Operating income                                   7,242            4,728

OTHER INCOME (EXPENSE):
   Interest expense                                      (15,821)         (18,937)
   Equity in net income of investee partnerships              51               42
   Other income, net                                          73              519
                                                        --------         --------

NET LOSS                                                $ (8,455)        $(13,648)
                                                        ========         ========


     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             =======================================================


                                                                       Unaudited
                                                               --------------------------
                                                                   Six months ended
                                                                       June 30,
                                                               --------------------------
                                                                 1996             1997
                                                               --------         ---------
                                                                 (Dollars in Thousands)
REVENUES                                                       $ 94,375         $ 127,967
                                                               --------         ---------

EXPENSES:
   Service costs                                                 25,284            36,982
   General and administrative expenses                           16,347            22,907
   Depreciation and amortization                                 40,189            58,633
                                                               --------         ---------

        Total expenses                                           81,820           118,522
                                                               --------         ---------

        Operating income                                         12,555             9,445

OTHER INCOME (EXPENSE):
   Interest expense                                             (31,423)          (39,321)
   Equity in net income (loss) of investee partnerships              66               (29)
   Other income, net                                              1,261               922
                                                               --------         ---------

NET LOSS                                                       $(17,541)        $ (28,983)
                                                               ========         =========


     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             =======================================================


                                                                   Unaudited
                                                           -------------------------
                                                               Six months ended
                                                                   June 30,
                                                           -------------------------
                                                             1996             1997
                                                           --------         --------
                                                             (Dollars in Thousands)
Net cash provided by operating activities                  $ 32,399         $ 39,748
                                                           --------         --------

Cash flows from investing activities:
   Capital expenditures                                     (18,266)         (27,624)
   Increase in intangible assets                               (918)            (819)
   Proceeds from sale of cable assets                           255               22
   Distributions from investee limited partnerships              20                5
                                                           --------         --------

             Net cash used in investing activities          (18,909)         (28,416)
                                                           --------         --------

Cash flows from financing activities:
   Borrowings from notes payable                             42,235           11,500
   Repayment of debt                                        (57,635)         (25,856)
   Minority interest capital contributions                       --              192
   Deferred loan costs                                           62               (2)
                                                           --------         --------

             Net cash used in financing activities          (15,338)         (14,166)
                                                           --------         --------

Net decrease in cash and cash equivalents                    (1,848)          (2,834)

Cash and cash equivalents
   at beginning of period                                    15,050           13,633
                                                           --------         --------

Cash and cash equivalents
   at end of period                                        $ 13,202         $ 10,799
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

         As noted in its latest Annual Report on Form 10-K, on July 12, 1996 the Partnership acquired the assets of Falcon Cable Systems Company ("FCSC"), an Affiliated Partnership. The results of operations of these Systems have been included in the condensed consolidated financial statements of FHGLP from July 12, 1996. Management fees and reimbursed expenses received by the Partnership from FCSC for the period of January 1, 1996 through June 30, 1996 are also included in the condensed consolidated financial statements and have not been eliminated in consolidation. Accordingly, the Partnership's results of operations for the three and six months ended June 30, 1997 are not comparable to the prior year's amounts reported in the condensed consolidated financial statements.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The interim financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

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

NOTE 6 - ACQUISITION OF FALCON CABLE SYSTEMS COMPANY

         The Partnership acquired FCSC on July 12, 1996. Had FCSC been acquired on January 1, 1996, revenues would have been increased by $13.1 million and $25.9 million for the three and six months ended June 30, 1996 and net loss would have been increased by $11.4 million and $21.7 million for the three and six months ended June 30, 1996 on a pro forma basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, pending business combination and acquisition transactions, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and the other periodic reports filed by the Partnership with the Securities and Exchange Commission from time to time for additional information regarding such matters and the effect thereof on the Partnership's business.

RECENT DEVELOPMENTS

         On June 3, 1997, the Partnership entered into a non-binding memorandum of understanding (the "MOU") with TCI Communications, Inc. ("TCI"). The MOU was approved by the requisite vote of the Partnership's Board of Representatives and Partners on June 23, 1997. The MOU contemplates the formation of a newly-formed limited partnership ("Newco") and the contribution to Newco by TCI of the assets of certain cable television systems serving approximately 300,000 homes subscribing to cable service, subject to certain indebtedness. FHGLP will

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


RECENT DEVELOPMENTS (CONCLUDED)

contribute to Newco its Owned Subsidiaries, representing approximately 594,000 homes subscribing to cable service. (The 594,000 includes 48,000 homes subscribing to cable service to be acquired from Falcon Classic Cable Income Properties, L.P. ("Classic" or "Falcon Classic") prior to the consummation of the contemplated transactions with TCI). The Partnership also intends to acquire the cable television systems owned by Falcon Video Communications, L.P. ("Video"), an affiliated partnership, and contribute those systems to Newco in exchange for limited partnership interests in the Partnership. Video owns cable television systems which serve approximately 70,000 homes subscribing to cable service. The requisite approval of the owners of Video to this transaction has not, however, been received as of the date of this Report. As consideration for the contribution of these assets (including Video), it is currently contemplated that TCI will receive limited partnership interests representing approximately 43% of the equity of Newco and the Partnership will receive 57% of the equity of Newco.

         In addition, in connection with the consummation of the transactions with TCI and Newco, (i) all of the Partnership's outstanding Class C limited partnership units; and (ii) certain of the Class A and B limited partnership units of other partners ("Other Partners") in the Partnership (other than those interests held by Falcon Holding Group, Inc., the general partner, members of management of the Partnership and entities controlled by or affiliated with Marc
B. Nathanson or members of the Nathanson family, the foregoing, collectively, "Falcon Management") will be redeemed for interests in Newco. TCI will purchase these interests from the Other Partners for an aggregate cash payment of $156.3 million. Assuming completion of these transactions as currently contemplated (including ultimate approval by the owners of Video), the equity interests in the Partnership will thereafter be owned approximately 58% by Falcon Management, 33% by the Other Partners and 9% by the former owners of Video. In exchange for such partial redemption, the Class A and B limited partnership holders will waive their liquidity rights and substantially all of their voting rights. See "Liquidity and Capital Resources."

         The consummation of the transactions described above is subject to TCI, the Partnership and certain other parties entering into definitive agreements; to the Partnership entering into a definitive agreement with Video; to the Partnership and TCI obtaining numerous required regulatory and other related consents and to obtaining satisfactory financing arrangements on acceptable terms. Further, the ultimate terms of certain of the transactions described above, including the contribution of assets by TCI and the acquisition of Video, are subject to changes that may be necessary to accommodate the tax, accounting, regulatory and other similar constraints applicable to the parties involved.

         Separately, in June 1997 the Partnership also exercised its right to acquire the cable television systems operated by Falcon Classic for $82 million in cash, representing the appraised value of those assets. See "Liquidity and Capital Resources."

         Although the foregoing reflects activities which the Partnership and certain of its affiliates are currently pursuing with respect to the Partnership, the foregoing is subject to change at any time. Accordingly, there can be no assurance that the transactions described above will be successfully consummated or, if successfully completed, when they might be completed or the ultimate terms thereof.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


RESULTS OF OPERATIONS (PRO FORMA)

         The historical results of operations of the Partnership for 1996 did not include the results of FCSC for the period January 1, 1996 through July 11, 1996. FCSC has been managed by the Partnership prior to and subsequent to the acquisition and has been affected by the same general trends in operating costs and revenues as all of the Partnership's cable systems. Accordingly, the Partnership believes that it is more meaningful to compare 1997 operations to 1996 operations on a pro forma basis assuming that the acquisition of FCSC had occurred on January 1, 1996. The pro forma results include the effect of increased amortization relating to the allocated purchase price of the assets acquired, and the effect of increased interest expense related to the increase in debt incurred to finance the acquisition. Set forth in the table below are pro forma results of operations prepared on this basis. These results are not necessarily indicative of what would have occurred had the acquisition actually been made as of that date or of results which may occur in the future.

                                     Pro Forma          Actual         Pro Forma           Actual
                                    Three months     Three months      Six months        Six months
                                       ended            ended            ended              ended
                                      June 30,         June 30,         June 30,          June 30,
                                        1996             1997             1996              1997
                                      --------         --------         ---------         ---------
                                                         (Dollars in Thousands)
OPERATIONS STATEMENT DATA
Revenues                              $ 61,243         $ 63,983         $ 120,250         $ 127,967
Costs and expenses                     (28,088)         (30,415)          (54,925)          (59,889)
Depreciation and amortization          (31,361)         (28,840)          (62,832)          (58,633)
                                      --------         --------         ---------         ---------
Operating income                         1,794            4,728             2,493             9,445
Interest expense, net                  (21,617)         (18,937)          (42,769)          (39,321)
Equity in net income (loss)
     of investee partnerships               52               42                67               (29)
Other income (expense), net                164              (38)             (290)             (200)
Income tax benefit                        (247)             557             1,307             1,122
                                      --------         --------         ---------         ---------

Loss before extraordinary item        $(19,854)        $(13,648)        $ (39,192)        $ (28,983)
                                      ========         ========         =========         =========


         The Partnership's revenues increased from $61.2 million to $64 million, or by 4.5%, and $120.3 million to $128 million, or by 6.4%, for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. Of the $2.8 million net increase in revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, $2.6 million was due to increased cable service revenues and $136,000 was due to increases in management fees. The $2.6 million increase in cable service revenues was caused principally by increases of $3.5 million related to increases in regulated service rates implemented during 1996, $820,000 due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996, $819,000 related to increases in unregulated service rates implemented during 1996 and in May 1997 and $307,000 due to increases in advertising sales. These increases were partially offset by decreases of $1.3 million due to reductions in the number of premium subscriptions for cable service, $907,000 related to the Eastern Georgia cable systems sold on July 1, 1996, $497,000 due to reductions in the number of regulated subscriptions for cable service and $143,000 related to decreases in

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES other revenues. Of the $7.7 million net increase in revenues for the six months ended June 30, 1997 compared to the corresponding period in 1996, $7.1 million was due to increased cable service revenues and $583,000 was due to increased management fees. The $7.1 million increase in cable service revenues was caused principally by increases of $9.1 million related to increases in regulated ($7.8 million) and unregulated ($1.3 million) service rates, $1.6 million due to the restructuring of The Disney Channel, $311,000 due to programmer incentives and $537,000 due to increases in advertising sales. These increases were partially offset by decreases of $1.8 million related to the Eastern Georgia cable systems sold on July 1, 1996, $1.6 million due to reductions in the number of premium subscriptions for cable service, $668,000 due to reductions in the number of subscriptions for cable service and $264,000 related to decreases in other revenues. As of June 30, 1997, the Owned Systems had approximately 546,300 homes subscribing to cable service and 184,100 premium service units. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's revenues increased 6% and 8% for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996.

         Management and consulting fees earned by the Partnership increased from $1.1 million and $2.2 million to $1.3 million and $2.8 million for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The increased fees resulted primarily from recording in 1997 the balance of previously deferred 1995 fees from one of the Affiliated Partnerships, Falcon Classic.

         Service costs increased from $17 million to $18.7 million, or by 9.9%, and from $33.4 million to $37 million, or by 10.6%, for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The $1.7 million and $3.6 million increases in service costs for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996 were primarily caused by an increase in programming fees paid to program suppliers (including primary satellite fees). The increase in programming expense was due to a combination of higher rates charged by program suppliers.

         General and administrative expenses increased from $11.1 million to $11.7 million, or by 5.8%, and from $21.5 million to $22.9 million, or by 6.6%, for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The $646,000 and $1.4 million increases for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996 related primarily to increases in bad debt expense and higher costs associated with advertising sales and marketing.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 54.1% to 52.5% and from 54.3% to 53.2% for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The decrease was primarily caused by increases in programming costs and other expenses in excess of revenue increases, as described above. EBITDA increased from $33.2 million to $33.6 million, or by 1.2%, and from $65.3 million to $68.1 million, or by 4.2% during the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. Excluding the Eastern Georgia

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


RESULTS OF OPERATIONS (PRO FORMA) (CONCLUDED)

cable systems sold on July 1, 1996, the Partnership's EBITDA increased from $32.7 million to $33.6 million, or by 2.8% and from $64.3 million to $68.1 million, or by 5.8%. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $31.4 million to $28.8 million, or by 8.3%, and from $62.8 million to $58.6 million, or by 6.7%, for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The $2.5 million and $4.2 million decreases in depreciation and amortization expense were primarily due to accelerated 1996 depreciation related to asset retirements and to intangible assets becoming fully amortized.

         Operating income increased from $1.8 million to $4.7 million, or by 164%, and from $2.5 million to $9.4 million, or by 279%, for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The $2.9 million and $6.9 million increases for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996 were principally due to increases in revenues in excess of increases in operating expenses and to a decrease in depreciation and amortization expense as discussed above. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's operating income increased $3.4 million and $7.9 million for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996.

         Interest expense, including the effects of interest rate hedging agreements, decreased from $21.6 million to $18.9 million, or by 12.4%, and from $42.8 million to $39.3 million, or by 8.1%, for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The decrease was primarily due to lower average debt balances outstanding. The decrease during the three months ended June 30, 1997 included the impact of lower average interest rates in 1997 versus 1996 (8.5% compared to 8.7%). The decrease during the six months ended June 30, 1997 was partially offset by the effect of slightly higher average interest rates (8.8% during the six months ended June 30, 1997 compared to 8.7% during the corresponding period in 1996). Payment-in-kind interest expense (in which interest payment requirements are met by an increase in the principal amount of the notes) associated with the 11% Senior Subordinated Notes amounted to $7.4 million and $14.4 million for the three and six months ended June 30, 1997 compared to $6.6 million and $12.9 million for the corresponding periods in 1996. Interest rate hedging agreements resulted in additional interest expense of $98,000 and $348,000 during the three and six months ended June 30, 1997 compared to $196,000 and $368,000 during the corresponding periods in 1996.

         Other, net changed from $83,000 of expense for the three months ended June 30, 1996 to $519,000 of income for the corresponding period in 1997 and from $1.0 million of income for the six months ended June 30, 1996 to $922,000 of income for the corresponding period in 1997. The $601,000 and $96,000 changes for the three and six months ended June 30, 1997 were primarily due to a reduction in income tax benefits recorded during 1997.

         Due to the factors described above, the Partnership's net loss decreased from $19.9 million to $13.6 million, or by 31.3%, and decreased from $39.2 million to $29 million, or by 26%, for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $57.7 million during 1996 on capital expenditures, excluding the acquisition of FCSC. Management's current plan calls for the expenditure of approximately $85 million in capital expenditures in 1997, including approximately $45 million to rebuild and upgrade certain of the Owned Systems. The Partnership's proposed spending plans, (including its plans for 1997), are constantly being reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt agreements), franchise requirements, competitive circumstances and other factors. The Partnership spent $27.6 million on non-acquisition capital expenditures during the six months ended June 30, 1997.

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

         The Amended and Restated Credit Agreement provides for maximum available borrowings as follows: $775 million through at December 30, 1997; $774 million at December 31, 1997; $773 million at December 31, 1998; $706 million at December 31, 1999; $611 million at December 31, 2000; $535 million at December 31, 2001; and $439 million at December 31, 2002. As of June 30, 1997, the amount outstanding under the Amended and Restated Credit Agreement was $602 million and the Partnership had available to it additional borrowings thereunder of approximately $123 million. The Amended and Restated Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of June 30, 1997, borrowings under the Amended and Restated Credit Agreement bore interest at an average rate of 8.2% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at June 30, 1997 of $650 million. Agreements in effect at June 30, 1997 totaled $590 million, with the remaining $60 million to become effective as certain of the existing contracts mature during 1997 and 1998. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through July 21, 2001. The Amended and Restated Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of June 30, 1997.

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

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

         On March 29, 1993, the Partnership issued $175 million aggregate principal amount of its 11% Senior Subordinated Notes (the "Notes") in connection with the Partnership's formation. As a result of payment-in-kind interest payments, the aggregate principal of the Notes outstanding as of June 30, 1997 had increased to $267 million. Future interest payments are expected to be paid in kind until the year 2000, when cash payment is required. The Notes also contain various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness. The incurrence of additional indebtedness test limits the ratio of the total debt of the Partnership to Operating Cash Flow (as defined in the indenture) to
7.5 to 1 if such indebtedness is incurred through December 31, 1999 and 6.5 to 1 thereafter.

         As of June 30, 1997, the Partnership also had outstanding an aggregate of $15 million in principal amount of subordinated debt.

         The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. All of the Owned Systems are owned by subsidiaries of the Partnership. Accordingly, the Partnership is financially dependent on the receipt of permitted payments from the Owned Systems, management and consulting fees from both domestic and the remaining international cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Systems to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the Amended and Restated Credit Agreement permits the Owned Partnerships to remit to FHGLP no more than 4.25% of their net cable revenues, as defined, in any year. For the period ended June 30, 1997 the limit was approximately $5.2 million ($3.1 million was actually remitted). Receivables from the Affiliated Systems for services and reimbursements described above amounted to approximately $4.5 million at June 30, 1997.

         The Partnership has historically pursued a strategy of seeking to acquire attractive acquisition candidates, with an emphasis on the acquisition of systems which can be integrated with its existing operations. Over the past two years, the Partnership has emphasized the acquisition of Affiliated Systems due to its familiarity with these assets and because, in many cases, these assets were already operationally integrated with Owned Systems located nearby. In August 1996, the Partnership's Board of Representatives authorized its management to commence the "Appraisal Process," as defined in the partnership agreement of Falcon Classic, in order to determine whether the Partnership should exercise its right under that partnership agreement to acquire some or all of Falcon Classic's cable systems, all of which constitute Affiliated Systems. On June 27, 1997, certain of the Owned Subsidiaries entered into a definitive purchase agreement to acquire the cable television systems operated by Classic for $82 million in cash, representing the appraised value of those assets (the "Sale"). The parties have begun to seek the necessary regulatory and other consents. As of June 30, 1997, the Falcon Classic cable systems had approximately 48,200 homes subscribing to cable service.

         The consummation of the Sale will be conditioned upon the receipt of the necessary regulatory approvals, principally including those required pursuant to certain cable television system franchises and federal communications law . There can be no assurance that the receipt of the remainder of such approvals will occur in a timely manner, if at all. The Partnership presently expects to finance the Sale with

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES borrowings under its Amended and Restated Credit Agreement. For further information regarding the Falcon Classic Appraisal Process, see the information provided or referred to under the caption "Item 13., Certain Relationships and Related Transactions - Affiliated Partnerships - Falcon Classic Appraisal Process" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and the related reports filed by Falcon Classic.

         Enstar Communications Corporation, a wholly-owned subsidiary of one of the subsidiaries of the Partnership ("ECC"), has guaranteed the debt obligations of certain Enstar partnerships in which it acts as general partner. The Enstar partnerships, most of which are publicly-held, own cable television systems. At June 30, 1997, the maximum exposure to ECC pursuant to such guarantees was approximately $5.9 million, plus accrued interest. This guarantee is recourse only to the assets of ECC, which consist primarily of equity interests in the Enstar partnerships. On June 6, 1997, ECC and FHGLP formed Enstar Finance Company, LLC ("EFC"). The sole purpose of EFC is to obtain a bank facility of up to $35 million in order to provide funds that would in turn be advanced to certain of the partnerships managed by ECC. Such funds would be used to repay existing bank obligations and other liabilities of such partnerships and to provide capital to fund future rebuild and upgrade requirements. Based on discussions with prospective lenders, ECC believes that this structure, if implemented, will provide capital to the individual partnerships on terms more favorable than could be obtained on a "stand-alone" basis. ECC has received a commitment letter from two agent banks regarding the terms of a bank facility for EFC, although a definitive credit agreement has not been executed as of the date of this Report. ECC presently expects the EFC facility to be completed in the third quarter. FHGLP will incur no liability in respect of these transactions except for a commitment to contribute $250,000 in cash to the capital of EFC, and this transaction should have no impact on the borrowing ability of FHGLP.

         The Partnership Agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests held by the Group I, II and III limited partners (constituting approximately 60% of the common equity of the Partnership), at the holders' option, during the period from September 15, 1996 to June 30, 1999. Certain of these interests are mandatorily redeemable in 1998. Limited partnership interests held by the Group IV limited partner become redeemable in 2004, subject to certain shared liquidity rights. The purchase price for such partnership interests (other than Class C partnership interests), which would be negotiated based on market conditions or determined by an appraisal, is to be paid in cash or, under certain circumstances, through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be determined based on a formula due to its preferred status. Certain of the Partnership's debt agreements (including the Amended and Restated Credit Agreement and the Notes) will restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. As previously discussed in "Recent Developments," if the proposed transaction with TCI is consummated, the Group I, II, III and IV limited partners will waive these liquidity rights. If the TCI transaction is not consummated, the obligation to redeem any significant amount of the limited partnership interests in the Partnership could result in a material liquidity demand on the Partnership and there can be no assurance that the Partnership will be able to raise such funds on terms acceptable to the Partnership, or at all.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (HISTORICAL)

         Cash provided by operating activities (including interest expense and management fee income) increased from $32.4 million to $39.7 million for the six months ended June 30, 1997 compared to the corresponding period in 1996, an increase of $7.3 million. The increase resulted primarily from a net increase of $5.8 million in other operating items (receivables, other assets, payables, accrued expenses and subscriber deposits and prepayments) and a $1.5 million increase in payment-in-kind interest expense related to the 11% Subordinated Notes.

         Cash used in investing activities increased from $18.9 million to $28.4 million for the six months ended June 30, 1997 compared to the corresponding period in 1996. The increase was due primarily to an increase in capital expenditures of $27.6 million.

         Cash from financing activities decreased from $15.3 million to $14.2 million for the six months ended June 30, 1997 compared to the corresponding period in 1996 primarily due to decreased repayment of debt in 1997.

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

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


PART II.    OTHER INFORMATION

ITEMS 1-5.  Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 10.51 - Enstar Finance Company, LLC Limited Liability Company Agreement dated June 6, 1997.

                 Exhibit 10.52 - Asset Purchase Agreement, dated as of June 27, 1997, by and among Falcon Community Cable, L.P., Falcon Cable Media, Falcon Cable Systems Company II, L.P. and Falcon Classic Cable Income Properties, L.P.

                 Exhibit 10.53 - Second Amendment to the 1993
                 Incentive Performance Plan of FHGLP.

                 Exhibit 10.54 - Third Amendment to the 1993
                 Incentive Performance Plan of FHGLP.

                 Exhibit 10.55 - Fourth Amendment to the 1993
                 Incentive Performance Plan of FHGLP.

            (b) The Registrant filed a Form 8-K dated June 3, 1997 reporting under Item 5 that it had entered into a non-binding Memorandum of Understanding (MOU) with TCI Communications, Inc. The MOU contemplates the contribution by TCI of the assets of certain cable television systems to the Registrant. As part of the foregoing transaction with TCI, the Registrant also announced it intended to acquire the cable television systems owned by Falcon Video Communications, L.P. The Registrant also separately announced its intent to acquire the assets of Falcon Classic Cable Income Properties, L.P. as previously disclosed.

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


                                        By: Falcon Holding Group
                                            General Partner




Date:  August 13, 1997                  By: /s/ Michael K. Menerey
                                            -----------------------------------
                                            Michael K. Menerey, Secretary
                                            and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                              Description

10.51    Enstar Finance Company, LLC Limited Liability Company Agreement dated
         June 6, 1997.

10.52    Asset Purchase Agreement, dated as of June 27, 1997, by and among
         Falcon Community Cable, L.P., Falcon Cable Media, Falcon Cable Systems
         Company II, L.P. and Falcon Classic Cable Income Properties, L.P.

10.53    Second Amendment to the 1993 Incentive Performance Plan of FHGLP.

10.54    Third Amendment to the 1993 Incentive Performance Plan of FHGLP.

10.55    Fourth Amendment to the 1993 Incentive Performance Plan of FHGLP.
