Form 10-Q
period 1997-09-30
FALCON HOLDING GROUP LP
filed 1997-11-14
CIK 900346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                              --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission File Number 33-60776
                                               ----------

Falcon Holding Group, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                             95-4408577
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                     90024
--------------------------------------------              ----------------------
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



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

                    The Exhibit Index is located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 ===============================================

                                                                         December 31,     September 30,
                                                                             1996*            1997
                                                                         ------------     -------------
                                                                                           (Unaudited)
                                                                             (Dollars in Thousands)
ASSETS:
  Cash and cash equivalents                                              $   13,633       $   13,776
  Receivables:
     Trade, less allowance of $907,000 and
        $1,318,000 for possible losses                                       11,607           12,080
     Affiliates                                                               5,793           10,998
  Other assets                                                               10,555           11,732
  Other investments                                                           3,446            2,250
  Property, plant and equipment, less accumulated depreciation
     and amortization of $230,920,000 and $268,012,000                      309,128          312,505

  Franchise cost, less accumulated
     amortization of $173,742,000 and $200,130,000                          256,461          230,678

  Goodwill, less accumulated amortization
     of $12,454,000 and $17,011,000                                          72,956           68,398

  Customer lists and other intangible costs, less
     accumulated amortization of $8,793,000 and $21,696,000                  76,448           63,990

  Deferred loan costs, less accumulated amortization
     of $5,755,000 and $7,400,000                                            14,296           12,653
                                                                         ----------       ----------
                                                                         $  774,323       $  739,060
                                                                         ==========       ==========
                                  LIABILITIES AND PARTNERS' DEFICIT
                                  ---------------------------------
LIABILITIES:
  Notes payable                                                          $  885,786       $  905,905
  Accounts payable                                                           10,561            6,103
  Accrued expenses and other                                                 47,228           42,517
  Customer deposits and prepayments                                           1,627            1,693
  Deferred income taxes                                                      10,301            8,138
  Minority interest                                                             193              169
  Equity in losses of affiliated partnerships in excess of investment         3,224            3,232
                                                                         ----------       ----------
TOTAL LIABILITIES                                                           958,920          967,757
                                                                         ----------       ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                                 271,902          271,902
                                                                         ----------       ----------

PARTNERS' DEFICIT:
  General partner                                                           (12,591)         (13,034)
  Limited partners                                                         (443,908)        (487,565)
                                                                         ----------       ----------
TOTAL PARTNERS' DEFICIT                                                    (456,499)        (500,599)
                                                                         ----------       ----------
                                                                         $  774,323       $  739,060
                                                                         ==========       ==========

              * As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             =======================================================

                                                                                    Unaudited
                                                                            ---------------------------
                                                                                Three months ended
                                                                                   September 30,
                                                                            ---------------------------
                                                                               1996              1997
                                                                            ----------         --------
                                                                               (Dollars in Thousands)
REVENUES                                                                    $   59,428         $ 64,515
                                                                            ----------         --------

EXPENSES:
  Service costs                                                                 17,649           19,320
  General and administrative expenses                                            9,711           11,165
  Depreciation and amortization                                                 26,413           28,637
                                                                            ----------         --------

       Total expenses                                                           53,773           59,122
                                                                            ----------         --------

       Operating income                                                          5,655            5,393

OTHER INCOME (EXPENSE):
  Interest expense                                                             (19,560)         (19,658)
  Equity in net income of investee partnerships                                     68              212
  Other expense, net                                                              (927)          (1,216)
                                                                            ----------         --------

NET LOSS                                                                    $  (14,764)        $(15,269)
                                                                            ==========         ========

     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             =======================================================

                                                                 Unaudited
                                                       ------------------------------
                                                             Nine months ended
                                                               September 30,
                                                       ------------------------------
                                                           1996             1997
                                                      -------------    -------------
                                                          (Dollars in Thousands)
REVENUES                                               $ 153,803         $ 192,482
                                                       ---------         ---------

EXPENSES:
  Service costs                                           42,933            56,302
  General and administrative expenses                     26,058            34,072
  Depreciation and amortization                           66,602            87,270
                                                       ---------         ---------

       Total expenses                                    135,593           177,644
                                                       ---------         ---------

       Operating income                                   18,210            14,838

OTHER INCOME (EXPENSE):
  Interest expense                                       (50,983)          (58,979)
  Equity in net income of investee partnerships              134               183
  Other income (expense), net                                334              (294)
                                                       ---------         ---------

NET LOSS                                               $ (32,305)        $ (44,252)
                                                       =========         =========



     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             =======================================================

                                                                               Unaudited
                                                                     ----------------------------
                                                                           Nine months ended
                                                                             September 30,
                                                                     ----------------------------
                                                                         1996             1997
                                                                     ---------         ----------
                                                                        (Dollars in Thousands)
Net cash provided by operating activities                            $  64,866         $  56,371
                                                                     ---------         ---------

Cash flows from investing activities:
  Acquisition of cable television systems                             (247,397)              -
  Capital expenditures                                                 (35,380)          (46,764)
  Increase in intangible assets                                         (3,904)           (1,207)
  Proceeds from sale of system                                          15,000               -
  Proceeds from sale of cable assets                                       312                82
  Distributions from investee limited partnerships                         781                 8
                                                                     ---------         ---------

          Net cash used in investing activities                       (270,588)          (47,881)
                                                                     ---------         ---------

Cash flows from financing activities:
  Borrowings from notes payable                                        691,382            24,500
  Repayment of debt                                                   (485,158)          (33,038)
  Minority interest capital contributions                                  -                 192
  Contributions from partners                                            5,000               -
  Deferred loan costs                                                   (4,676)               (1)
                                                                     ---------         ---------

          Net cash provided by (used in) financing activities          206,548            (8,347)
                                                                     ---------         ---------

Net increase in cash and cash equivalents                                  826               143

Cash and cash equivalents
   at beginning of period                                               15,050            13,633
                                                                     ---------         ---------

Cash and cash equivalents
   at end of period                                                  $  15,876         $  13,776
                                                                     =========         =========



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

           The condensed consolidated financial statements include the consolidated accounts of FHGLP, its subsidiary cable television operating partnerships and corporations (the "Owned Subsidiaries") and those operating partnerships' general partners which are owned by FHGLP. The condensed consolidated financial statements also include the accounts of Enstar Communications Corporation ("ECC"), a wholly-owned subsidiary of one of the operating partnerships, which is the general partner of the 15 limited partnerships operating under the name "Enstar" (the "Enstar Partnerships"), which are Affiliated Systems.

           As noted in its latest Annual Report on Form 10-K, on July 12, 1996 the Partnership acquired the assets of Falcon Cable Systems Company ("FCSC"), an Affiliated Partnership. The results of operations of these Systems have been included in the condensed consolidated financial statements of FHGLP from July 12, 1996. Management fees and reimbursed expenses received by the Partnership from FCSC for the period of January 1, 1996 through July 11, 1996 are also included in the condensed consolidated financial statements and have not been eliminated in consolidation. Accordingly, the Partnership's results of operations for the three and nine months ended September 30, 1997 are not comparable to the prior year's amounts reported in the condensed consolidated financial statements.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

           The interim financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.

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

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              ====================================================


NOTE 4 - SALE OF SYSTEMS

           On July 1, 1996, the Partnership sold certain Owned Systems located in Georgia ("Eastern Georgia") that were acquired from Falcon First in December 1995. The sales price of $15 million approximated book value. These cable systems served approximately 9,500 homes subscribing to cable service at the time of sale.

NOTE 5 - RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

NOTE 6 - ACQUISITION OF FALCON CABLE SYSTEMS COMPANY

           The Partnership acquired FCSC on July 12, 1996. Had FCSC been acquired on January 1, 1996, revenues would have been increased by $1.7 million and $27.6 million for the three and nine months ended September 30, 1996 and net loss would have been increased by $3.3 million and $24.9 million for the three and nine months ended September 30, 1996 on a pro forma basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations (Pro Forma)."

NOTE 7 - TRANSACTIONS WITH AFFILIATES

           On June 6, 1997, the Partnership and ECC formed Enstar Finance Company, LLC ("EFC"), an unrestricted subsidiary. On September 30, 1997, EFC obtained a secured bank facility of up to $35 million from two agent banks in order to provide funds that would in turn be advanced to certain of the Enstar Partnerships. $7,500,000 was advanced to EFC, and in turn loaned by EFC to certain of the Enstar Partnerships, at closing. The EFC loan is non-recourse to the Partnership and matures on August 31, 2001 at which time all funds previously advanced will be due in full. Both the EFC loans receivable from the Enstar Partnerships and the EFC loan payable to its banks are consolidated for reporting purposes, although this debt is not required to be included in the Partnership's covenant compliance computations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

           On or about September 2, 1997, the Partnership was named in a putative class action suit filed against Falcon Classic Cable Income Properties, L.P. ("Classic" or "Falcon Classic"), its general partner and certain of its directors and officers with respect to the planned purchase of the Falcon Classic assets by certain of the Owned Subsidiaries. The Partnership and Falcon Classic intend to vigorously defend themselves against this suit. For further discussion, see "Recent Developments" and "Liquidity and Capital Resources."

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

           The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RECENT DEVELOPMENTS

           On June 3, 1997, the Partnership entered into a non-binding memorandum of understanding (the "MOU") with TCI Communications, Inc. ("TCI"). The MOU was approved by the requisite vote of the Partnership's Board of Representatives and Partners on June 23, 1997. The MOU contemplates the formation of a newly-formed limited partnership ("Falcon Communications") and the contribution to Falcon Communications by TCI of the assets of certain cable television systems serving approximately 300,000 homes subscribing to cable service, subject to certain indebtedness. FHGLP will contribute to Falcon

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


RECENT DEVELOPMENTS (CONCLUDED)

Communications its Owned Subsidiaries, representing approximately 592,000 homes subscribing to cable service. The 592,000 includes approximately 48,000 homes subscribing to cable service to be acquired from Falcon Classic pursuant to a pending asset acquisition transaction. The Partnership also intends to acquire the cable television systems owned by Falcon Video Communications, L.P. ("Video"), an affiliated partnership, and contribute those systems to Falcon Communications. Video owns cable television systems which serve approximately 70,000 homes subscribing to cable service. The requisite approval of the owners of Video to this transaction has not, however, been received as of the date of this Report. As consideration for the contribution of these assets (including Video), it is currently contemplated that TCI will receive limited partnership interests representing approximately 43% of the equity of Falcon Communications and the Partnership will receive 57% of the equity of Falcon Communications.

           In addition, in connection with the consummation of the transactions with TCI and Falcon Communications, (i) all of the Partnership's outstanding Class C limited partnership units and (ii) certain of the Class A and B limited partnership units of other partners ("Other Partners") in the Partnership (other than those interests held by Falcon Holding Group, Inc., the general partner, members of management of the Partnership and entities controlled by or affiliated with Marc B. Nathanson or members of the Nathanson family, the foregoing, collectively, "Falcon Management") will be redeemed for interests in Falcon Communications. TCI will purchase these interests from the Other Partners for an aggregate cash payment of approximately $156.3 million. Assuming completion of these transactions as currently contemplated (including ultimate approval by the owners of Video), the equity interests in the Partnership will thereafter be owned approximately 58% by Falcon Management, 33% by the Other Partners and 9% by the former owners of Video. In exchange for such partial redemption, the Class A and B limited partnership holders will waive their liquidity rights and substantially all of their voting rights. See "Liquidity and Capital Resources."

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

           Separately, in June 1997 the Partnership also exercised its right to acquire the cable television systems operated by Falcon Classic for $82 million in cash, representing the appraised value of those assets and entered into a related asset purchase agreement. This transaction is pending while the parties seek the requisite regulatory approvals. See "Liquidity and Capital Resources."

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

                                            Pro Forma          Actual          Pro Forma         Actual
                                          Three months      Three months      Nine months      Nine months
                                              ended            ended             ended            ended
                                          September 30,    September 30,     September 30,    September 30,
                                              1996              1997             1996             1997
                                          -------------    -------------     -------------    -------------
                                                               (Dollars in Thousands)
OPERATIONS STATEMENT DATA
Revenues                                    $ 61,138         $ 64,515          $181,388         $192,482
Costs and expenses                            28,010           30,485            82,935           90,374
Depreciation and amortization                 30,452           28,637            93,284           87,270
                                            --------         --------          --------         --------
Operating income                               2,676            5,393             5,169           14,838
Interest expense, net                        (19,945)         (19,658)          (62,714)         (58,979)
Equity in net income of
    investee partnerships                         68              212               134              183
Other expense, net                              (109)          (1,416)             (398)          (1,616)
Income tax benefit (expense)                    (740)             200               567            1,322
                                            --------         --------          --------         --------

Loss before extraordinary item              $(18,050)        $(15,269)         $(57,242)        $(44,252)
                                            ========         ========          ========         ========


           The Partnership's revenues increased from $61.1 million to $64.5 million, or by 5.5%, and $181.4 million to $192.5 million, or by 6.1%, for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. Of the $3.4 million net increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $3.3 million was due to increased cable service revenues and $82,000 was due to increases in management fees. The $3.3 million increase in cable service revenues was caused principally by increases of $2.6 million related to increases in regulated service rates implemented during 1996 and 1997, $1.8 million related to increases in unregulated service rates implemented during 1996 and in May 1997 and $393,000 due to increases in advertising sales. These increases were partially offset by decreases of $1.3 million due to reductions in the number of premium subscriptions for cable service and $185,000 due to reductions in the number of regulated subscriptions for cable service. Of the $11.1 million net increase in revenues for the nine months ended September 30, 1997 compared to the corresponding period in 1996, $10.4 million was due to increased cable service revenues and

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

$664,000 was due to increased management fees. The $10.4 million increase in cable service revenues was caused principally by increases of $13.5 million related to increases in regulated ($10.5 million) and unregulated ($3 million) service rates, $1.4 million due to the restructuring of The Disney Channel, $930,000 due to increases in advertising sales and $311,000 due to programmer incentives. These increases were partially offset by decreases of $3 million due to reductions in the number of premium subscriptions for cable service, $1.8 million related to the Eastern Georgia cable systems sold on July 1, 1996, $853,000 due to reductions in the number of regulated subscriptions for cable service and $116,000 related to decreases in other revenues. As of September 30, 1997, the Owned Systems had approximately 544,400 homes subscribing to cable service and 176,400 premium service units. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's revenues increased 7.2% for the nine months ended September 30, 1997 compared to the corresponding period in 1996.

           Management and consulting fees earned by the Partnership increased from $1.2 million and $3.4 million to $1.2 million and $4 million for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The increased fees resulted primarily from recording in 1997 the balance of previously deferred 1995 fees from one of the Affiliated Partnerships, Falcon Classic.

           Service costs increased from $18.1 million to $19.3 million, or by 6.5%, and from $51.6 million to $56.3 million, or by 9.2%, for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The $1.2 million and $4.7 million increases in service costs for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996 were primarily caused by an increase in programming fees paid to program suppliers (including primary satellite fees).

           General and administrative expenses increased from $9.9 million to $11.2 million, or by 13.2%, and from $31.4 million to $34.1 million, or by 8.7%, for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The $1.3 million and $2.7 million increases for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996 related primarily to increases in bad debt expense and higher costs associated with advertising sales and marketing.

           Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 54.2% to 52.7% and from 54.3% to 53.0% for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The decrease was primarily caused by increases in programming costs and other expenses in excess of revenue increases, as described above. EBITDA increased from $33.1 million to $34 million, or by 2.7%, and from $98.4 million to $102.1 million, or by 3.7% during the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's EBITDA increased from $33.1 million to $34 million, or by 2.7% and from $97.5 million to $102.1 million, or by 4.8%. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


RESULTS OF OPERATIONS (PRO FORMA) (CONCLUDED)

           Depreciation and amortization expense decreased from $30.4 million to $28.6 million, or by 6%, and from $93.3 million to $87.3 million, or by 6.4%, for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The $1.8 million and $6 million decreases in depreciation and amortization expense were primarily due to accelerated 1996 depreciation related to asset retirements and to intangible assets becoming fully amortized.

           Operating income increased from $2.7 million to $5.4 million, or by 101.5%, and from $5.2 million to $14.9 million, or by 187.1%, for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The $2.7 million and $9.7 million increases for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996 were principally due to increases in revenues in excess of increases in operating expenses and to a decrease in depreciation and amortization expense as discussed above. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's operating income increased $2.7 million and $10.6 million for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996.

           Interest expense, including the effects of interest rate hedging agreements, decreased from $19.9 million to $19.7 million, or by 1.4%, and from $62.7 million to $59 million, or by 6%, for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The decrease was primarily due to lower average debt balances outstanding. The decrease during the three and nine months ended September 30, 1997 was partially offset by the effect of slightly higher average interest rates (8.9% and 8.8% during the three and nine months ended September 30, 1997 compared to 8.6% and 8.7% during the corresponding periods in 1996). Payment-in-kind interest expense (in which interest payment requirements are met by an increase in the principal amount of the notes) associated with the 11% Senior Subordinated Notes amounted to $7.4 million and $21.8 million for the three and nine months ended September 30, 1997 compared to $6.7 million and $19.6 million for the corresponding periods in 1996. Interest rate hedging agreements resulted in additional interest income of $69,000 during the three months ended September 30, 1997 and additional interest expense of $279,000 during the nine months ended September 30, 1997 compared to additional interest expense of $238,000 and $870,000 during the corresponding periods in 1996.

           Other, net increased from $849,000 of expense for the three months ended September 30, 1996 to $1.2 million of expense for the corresponding period in 1997 and changed from $169,000 of income for the nine months ended September 30, 1996 to $294,000 of expense for the corresponding period in 1997. The $367,000 and $463,000 changes for the three and nine months ended September 30, 1997 were primarily due to an increase in income tax benefits recorded during 1997 and to a $1.4 million write down of the Partnership's investment in France in the third quarter of 1997.

           Due to the factors described above, the Partnership's net loss decreased from $18.1 million to $15.3 million, or by 15.4%, and decreased from $57.2 million to $44.2 million, or by 22.7%, for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $57.7 million during 1996 on capital expenditures, excluding the acquisition of FCSC. Management's current plan calls for the expenditure of approximately $70 million in capital expenditures in 1997, including approximately $40 million to rebuild and upgrade certain of the Owned Systems. The Partnership's proposed spending plans (including its plans for 1997), are constantly being reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt agreements), franchise requirements, competitive circumstances and other factors. The Partnership spent $46.8 million on non-acquisition capital expenditures during the nine months ended September 30, 1997, including approximately $28.5 million for rebuilds and upgrades.

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

           The Amended and Restated Credit Agreement provides for maximum available borrowings as follows: $775 million through December 30, 1997; $774 million at December 31, 1997; $773 million at December 31, 1998; $706 million at December 31, 1999; $611 million at December 31, 2000; $535 million at December 31, 2001; and $439 million at December 31, 2002. As of September 30, 1997, the amount outstanding under the Amended and Restated Credit Agreement was $601 million and the Partnership had available to it additional borrowings thereunder of approximately $98 million. The Amended and Restated Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of September 30, 1997, borrowings under the Amended and Restated Credit Agreement bore interest at an average rate of 8% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at September 30, 1997 of $600 million. Agreements in effect at September 30, 1997 totaled $560 million, with the remaining $40 million to become effective as certain of the existing contracts mature during 1997 and 1998. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through July 21, 2001. The Amended and Restated Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of September 30, 1997.

           On July 1, 1996, the Partnership sold certain of its Eastern Georgia cable systems for $15 million, the proceeds being used to temporarily repay outstanding debt under the former Bank Credit Agreement.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

The Partnership frequently considers opportunities to sell assets that it views as non-strategic.

           On October 9, 1997, the Partnership sold its 98,431 shares of Reseaux Cable de France stock for approximately $701,000.

           On March 29, 1993, the Partnership issued $175 million aggregate principal amount of its 11% Senior Subordinated Notes (the "Notes") in connection with the Partnership's formation. As a result of payment-in-kind interest payments, the aggregate principal of the Notes outstanding as of September 30, 1997 had increased to $282 million. Future interest payments are expected to be paid in kind until the year 2000, when cash payment is required. The Notes also contain various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness. The incurrence of additional indebtedness test limits the ratio of the total debt of the Partnership to Operating Cash Flow (as defined in the indenture) to 7.5 to 1 if such indebtedness is incurred through December 31, 1999 and 6.5 to 1 thereafter.

           As of September 30, 1997, the Partnership also had outstanding an aggregate of $15 million in principal amount of other subordinated debt.

           On June 6, 1997, the Partnership and ECC formed EFC, an unrestricted subsidiary. The sole purpose of EFC is to obtain a bank facility in order to provide funds that will in turn be advanced to certain of the Enstar Partnerships to repay existing bank obligations and other liabilities and to provide capital to fund future rebuild and upgrade requirements. Based on discussions with prospective lenders, ECC believes that this structure provides capital to the Enstar Partnerships on terms more favorable than could be obtained on a stand-alone basis. The Partnership's capital contribution to EFC was $250,000. On September 30, 1997, EFC obtained a secured bank facility of $35 million from two agent banks. At closing, $7,500,000 was advanced to EFC, and in turn loaned by EFC to certain of the Enstar Partnerships. EFC paid $515,000 in transaction and financing costs, which in turn were charged to certain of the Enstar Partnerships. The EFC loan is non-recourse to the Partnership; therefore, while both the EFC loans receivable from the Enstar Partnerships and the EFC loan payable to its banks are consolidated for reporting purposes, the debt is not included in the Partnership's covenant compliance computations. As a result of the EFC financing, on September 30, 1997 the Partnership also received payment of $1.5 million of previously deferred management fees and reimbursed expenses and $590,000 of deferred programming fees from certain Enstar Partnerships.

           The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. All of the Owned Systems are owned by subsidiaries of the Partnership. Accordingly, the Partnership is financially dependent on the receipt of permitted payments from the Owned Systems, management and consulting fees from both domestic and the remaining international cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Systems to fund its

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the Amended and Restated Credit Agreement permits the Owned Partnerships to remit to FHGLP no more than 4.25% of their net cable revenues, as defined, in any year. For the period ended September 30, 1997 the limit was approximately $7.8 million ($4.7 million was actually remitted). Receivables from the Affiliated Systems for services and reimbursements described above amounted to approximately $3.5 million at September 30, 1997.

           The Partnership has historically pursued a strategy of seeking to acquire attractive acquisition candidates, with an emphasis on the acquisition of systems which can be integrated with its existing operations. Over the past two years, the Partnership has emphasized the acquisition of Affiliated Systems due to its familiarity with these assets and because, in many cases, these assets were already operationally integrated with Owned Systems located nearby. In August 1996, the Partnership's Board of Representatives authorized its management to commence the "Appraisal Process," as defined in the partnership agreement of Falcon Classic, in order to determine whether the Partnership should exercise its right under that partnership agreement to acquire some or all of Falcon Classic's cable systems, all of which constitute Affiliated Systems. On June 27, 1997, certain of the Owned Subsidiaries entered into a definitive purchase agreement to acquire the cable television systems operated by Classic for $82 million in cash, representing the appraised value of those assets (the "Sale"). The parties are seeking the necessary regulatory and other consents. As of September 30, 1997, the Falcon Classic cable systems had approximately 48,000 homes subscribing to cable service.

           The consummation of the Sale is conditioned upon the receipt of the necessary regulatory approvals, principally including those required pursuant to certain cable television system franchises and federal communications law.
There can be no assurance that the receipt of the remainder of such approvals will occur in a timely manner, if at all. As of the date of this Report, a number of these approvals have not yet been obtained, and if not obtained, may jeopardize the ultimate consummation of the Sale. The Partnership presently expects to finance the Sale with borrowings under its Amended and Restated Credit Agreement. For further information regarding the Falcon Classic Appraisal Process, see the information provided or referred to under the caption "Item 13., Certain Relationships and Related Transactions - Affiliated Partnerships - Falcon Classic Appraisal Process" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and the related reports filed by Falcon Classic.

           On or about September 2, 1997, Paul J. Issac, a Unitholder of Falcon Classic, purporting to act on behalf of himself and other similarly situated Unitholders, filed a putative class action suit in Los Angeles County Superior Court against its general partner, the Partnership and certain of its directors and officers alleging "Breach of Fiduciary Duty, Breach of Contract, [and] Breach of the Implied Covenant of Good Faith and Fair Dealing" in connection with the pending sale of Falcon Classic's assets to certain of the Owned Subsidiaries pursuant to the terms of Falcon Classic's Partnership Agreement (the "Lawsuit").

           The Partnership and Falcon Classic believe the Lawsuit lacks merit and intend to vigorously defend themselves and to proceed with the sale transaction. There can be, however, no assurance that the pendency of the lawsuit will not delay, or lead to the termination of, the pending Sale transaction.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

           The Partnership Agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests held by the Group I, II and III limited partners (constituting approximately 60% of the common equity of the Partnership), at the holders' option, during the period from September 15, 1996 to September 30, 1999. Certain of these interests are mandatorily redeemable in 1998. Limited partnership interests held by the Group IV limited partner become redeemable in 2004, subject to certain shared liquidity rights. The purchase price for such partnership interests (other than Class C partnership interests), which would be negotiated based on market conditions or determined by an appraisal, is to be paid in cash or, under certain circumstances, through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be determined based on a formula due to its preferred status. Certain of the Partnership's debt agreements (including the Amended and Restated Credit Agreement and the Notes) will restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. As previously discussed in "Recent Developments," if the proposed transaction with TCI is consummated, the Group I, II, III and IV limited partners will waive these liquidity rights. If the TCI transaction is not consummated, the obligation to redeem any significant amount of the limited partnership interests in the Partnership could result in a material liquidity demand on the Partnership and there can be no assurance that the Partnership will be able to raise such funds on terms acceptable to the Partnership, or at all.

           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (HISTORICAL)

           Cash provided by operating activities (including interest expense and management fee income) decreased from $64.9 million to $56.4 million for the nine months ended September 30, 1997 compared to the corresponding period in 1996, a decrease of $8.5 million. The decrease resulted primarily from a net decrease of $10.7 million in other operating items (receivables, other assets, payables, accrued expenses and subscriber deposits and prepayments) partially offset by a $2.2 million increase in payment-in-kind interest expense related to the 11% Subordinated Notes.

           Cash used in investing activities decreased from $270.6 million to $47.9 million for the nine months ended September 30, 1997 compared to the corresponding period in 1996. The decrease was primarily due to the absence in 1997 of a $247.4 million acquisition of cable assets and a $2.7 million decrease in intangible assets, partially offset by the absence in 1997 of $15 million cash provided in connection with the sale of a system and to an increase in capital expenditures of $11.4 million.

           Cash from financing activities decreased from cash provided of $206.5 million to a use of cash of $8.3 million for the nine months ended September 30, 1997 compared to the corresponding period in 1996 primarily due to decreased borrowings of debt in 1997.

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

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES


PART II.                 OTHER INFORMATION

ITEMS 1-5.               Not applicable.

ITEM 6.                  Exhibits and Reports on Form 8-K

                         (a) Exhibit 10.56 - Credit Agreement dated as of September 30, 1997 among Enstar Finance Company, LLC, Banque Paribas, as Administrative Agent, and Bank of America National Trust and Savings Association, as Documentation Agent.

                                    Exhibit 10.57 - Amended and Restated Credit
                                    Agreement Consent No. 1 dated as of July 11,
                                    1997 between the affiliates of Falcon
                                    Holding Group, L.P., BankBoston, The First
                                    National Bank of Boston, as Managing Agent,
                                    Toronto-Dominion (Texas) Inc., as
                                    Administrative Agent and NationsBank of
                                    Texas, N.A., as Syndication Agent.

                                    Exhibit 10.58 - Amended and Restated Credit
                                    Agreement Amendment No. 2 dated as of
                                    September 3, 1997, among the affiliates of Falcon Holding Group, L.P., BankBoston, N.A., as Managing Agent for itself and the other lenders, Toronto-Dominion (Texas) Inc., as Administrative Agent and NationsBank of Texas, N.A., as Syndication Agent.

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



                                                By: Falcon Holding Group
                                                    General Partner






Date:  November 13, 1997               By: /s/ Michael K. Menerey
                                           -----------------------------
                                           Michael K. Menerey, Secretary
                                  and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                               Description
-------                              -----------
10.56      Credit Agreement dated as of September 30, 1997 among Enstar Finance
           Company, LLC, Banque Paribas, as Administrative Agent, and Bank of
           America National Trust and Savings Association, as Documentation
           Agent.

10.57      Amended and Restated Credit Agreement Consent No. 1 dated as of July
           11, 1997 between the affiliates of Falcon Holding Group, L.P.,
           BankBoston, The First National Bank of Boston, as Managing Agent,
           Toronto-Dominion (Texas) Inc., as Administrative Agent and
           NationsBank of Texas, N.A., as Syndication Agent.

10.58      Amended and Restated Credit Agreement Amendment No. 2 dated as of
           September 3, 1997, among the affiliates of Falcon Holding Group,
           L.P., BankBoston, N.A., as Managing Agent for itself and the other lenders, Toronto-Dominion (Texas) Inc., as Administrative Agent and
           NationsBank of Texas, N.A., as Syndication Agent.