Form 10-K405
period 1997-12-31
FALCON HOLDING GROUP LP
filed 1998-03-25
CIK 900346

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                        COMMISSION FILE NUMBER: 33-60776

                           FALCON HOLDING GROUP, L.P.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      95-4408577
       (State or other jurisdiction of                       (I.R.S. Employer
       Incorporation or organization)                     Identification Number)

    10900 WILSHIRE BOULEVARD--15TH FLOOR
           LOS ANGELES, CALIFORNIA                                 90024
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (310) 824-9990

Securities registered pursuant to Section 12 (b) of the Act:    NONE

Securities registered pursuant to Section 12 (g) of the Act:    NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of equity securities held by non-affiliates of the Registrant: There is no public trading market for the equity securities of the Registrant and, accordingly, the Registrant is not presently able to determine the market value of the equity securities held by non-affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    The Exhibit Index is located at Page E-1

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP" or the "Partnership"), owns and operates cable television systems in 23 states (the "Owned Systems"), principally California, Oregon, Missouri, Georgia, Texas, North Carolina and Alabama. As of December 31, 1997, the Owned Systems served approximately 563,000 basic subscribers. The Partnership also controls, holds varying equity interests in and manages certain other cable television systems (the "Affiliated Systems" and, together with the Owned Systems, the "Falcon Systems"). As of December 31, 1997, the Affiliated Systems served approximately 214,000 basic subscribers in 16 states, including North Carolina, Kentucky, Illinois, Washington and Tennessee. All of the Owned Systems and most of the Affiliated Systems operate under the name "Falcon Cable TV." See "Overview of the Systems."

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

    The Falcon Systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT"), WTBS and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports, and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the Falcon Systems offer "premium" television services to their customers. These services (such as Home Box Office ("HBO") and Showtime) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption.

    A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the Falcon Systems. In addition to customer revenues, the Falcon Systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The Falcon Systems also offer to their customers home shopping services, which pay the Partnership a share of revenues from sales of products in the system's service areas, in addition to paying the Falcon System a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the Falcon Systems fees in return for carrying their service. Due to a general lack of channel capacity available for adding new channels, management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Led by Chairman of the Board and Chief Executive Officer, Marc B. Nathanson, and President and Chief Operating Officer, Frank J. Intiso, the Partnership's senior management has on average over nineteen years of experience in the cable industry and has worked together for over a decade. Mr. Nathanson, a 29-year veteran of the cable business, is a member of the Board of Directors of the

National Cable Television Association and a past winner of its prestigious Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Intiso is an 19-year veteran of the cable industry. He is also Chairman of the California Cable Television Association and is active in various industry boards including the Board of the Community Antenna Television Association ("CATA"). The principal executive offices of the Partnership and its general partner, Falcon Holding Group, Inc. ("FHGI"), are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990.

RECENT DEVELOPMENTS

    TCI TRANSACTION

    On December 30, 1997, FHGLP entered into a Contribution and Purchase Agreement (as it may be amended, modified or supplemented, the "Contribution Agreement") with Falcon Communications, L.P., a newly organized holding company ("New Falcon"), TCI Falcon Holdings, LLC ("TCI"), an affiliate of Tele-Communications, Inc., the existing partners of FHGLP and the investors in Falcon Video Communications, L.P. ("Falcon Video"). The parties to the Contribution Agreement have agreed to consolidate under the ownership and control of New Falcon, a holding company to be owned by FHGLP and TCI, substantially all of the Falcon Systems and all of the TCI Systems (as defined). The Falcon Systems to be contributed to New Falcon, which as of December 31, 1997 served approximately 682,000 basic subscribers, including the approximately 70,000 basic subscribers served by the systems owned by Falcon Video, represent all of the Owned Systems and all of the Affiliated Systems currently under the control of FHGLP, except for the Affiliated Systems under the management of Enstar Communications Corporation ("Enstar"), an indirect wholly-owned subsidiary of FHGLP, which served approximately 95,000 basic subscribers as of December 31, 1997 (the "Enstar Systems"). The systems to be contributed by TCI served approximately 293,000 basic subscribers as of December 31, 1997, and are located in California, Oregon, Washington, Missouri and Alabama (the "TCI Systems"). Following completion of the TCI Transaction (as defined), the TCI Systems will be consolidated into and operated by the operating subsidiaries (the "Owned Subsidiaries") of the Partnership. As such, New Falcon will own or manage systems that served approximately 1,070,000 basic subscriber in 26 states as of December 31, 1997.

    FHGLP will own, subject to possible adjustment pursuant to the Contribution Agreement, approximately 53% of the equity of New Falcon and will serve as the managing general partner of New Falcon. TCI will own, subject to possible adjustment pursuant to the Contribution Agreement, approximately 47% of the equity of New Falcon. FHGI will continue to serve as the sole general partner of FHGLP. As such, subject to certain governance provisions set forth in the Amended and Restated Agreement of Limited Partnership of Falcon Communications, L.P. (the "New FHGLP Partnership Agreement"), FHGI and its senior management will continue to manage the business and day-to-day operations of New Falcon.

    Assuming the Partnership successfully completes a pending private placement, FHGLP will offer to purchase all of the outstanding 11% Senior Subordinated Notes due 2003 (the "Notes") in a tender offer (the "Notes Tender"). If the Notes Tender does not result in the purchase of all of the Notes, the Company will redeem any remaining outstanding Notes prior to October 15, 1998, in accordance with the redemption provisions of the indenture governing the Notes. The Notes are redeemable at the option of the obligor, in whole or in part, at any time on or after September 15, 1998, at 105.5% of the outstanding principal amount, plus accrued interest to the redemption date. If the TCI Transaction is consummated before all of the Notes either have been tendered for purchase by FHGLP or redeemed, New Falcon will initially assume (subject to a subsequent assumption by New Falcon II, as described below) the rights and obligations of FHGLP under the Notes. See "--Private Placement."

    Management currently anticipates that, immediately following the consummation of the TCI Transaction, New Falcon will contribute substantially all of its assets to Falcon Communications, LLC, a newly-formed limited liability company wholly-owned by New Falcon ("New Falcon II"), subject to certain indebtedness to be assumed by New Falcon II, including any Notes that remain outstanding and the indebtedness resulting from New Falcon's proposed new bank financing. Thus, New Falcon II will be substituted for New Falcon as the obligor under the Notes and the new bank financing.

    As part of the TCI Transaction, FHGLP will redeem a specified portion of the partnership interests in FHGLP currently held by certain of the non-management limited partners of FHGLP (the "Redeemed Partners") in exchange for a portion of FHGLP's limited partnership interest in New Falcon (the "New Falcon Interests"). Following the redemption, TCI will purchase the New Falcon Interests from the Redeemed Partners for cash in the approximate aggregate amount of $154.7 million.

    The consummation of the TCI Transaction is also subject to, among other things, the satisfaction of customary closing conditions and the receipt of certain third-party and governmental approvals, including the consent of franchising authorities. Although there can be no assurances that such closing conditions will be satisfied, that the Partnership will be able to obtain new financing on acceptable terms or that the TCI Transaction will be consummated, management presently anticipates that the TCI Transaction will be completed in the third quarter of 1998.

    PROPOSED PRIVATE PLACEMENT

    On March 19, 1998, the Partnership announced that it was pursuing a private placement of $500 million gross proceeds of debentures due 2010, consisting of $300 million principal amount of Senior Debentures and $200 million gross proceeds of Senior Discount Debentures (collectively, the "Debentures"). The net proceeds of the offering are to be used to repay certain outstanding indebtedness, including all outstanding Notes. The offering is being made in a private placement only to certain specified qualified institutional buyers, non-United States persons and a limited number of accredited institutional investors. Such offering will only be made by confidential offering memorandum delivered to specified qualified investors. There can be no assurance that such placement will be successfully completed. See "-- TCI Transaction" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    FALCON CLASSIC TRANSACTION

    As previously disclosed in prior filings with the Securities and Exchange Commission (the "Commission"), in June 1997 the Partnership exercised its right to acquire the cable television systems operated by Falcon Classic Cable Income Properties, LP. ("Classic" or "Falcon Classic") for $82 million in cash, representing the appraised value of those assets, and entered into a related asset purchase agreement. On or about September 2, 1997, the Partnership was named in a putative class action suit (the "Lawsuit") filed against Falcon Classic, its general partner and certain of its directors and officers with respect to the planned purchase of the Falcon Classic assets by certain of the Partnership's wholly-owned subsidiaries. Effective as of December 31, 1997, FHGLP and certain other parties reached an agreement (the "Settlement Agreement") resolving and settling the Lawsuit. In exchange for a complete dismissal of the Lawsuit with prejudice and releases, and without admitting or conceding any fault, liability or wrongdoing whatsoever, FHGLP and the other defendants agreed to establish a settlement fund which amounted to $1,250,000 plus interest at 10% from January 1, 1998 through closing of the sale as defined in the Settlement Agreement. FHGLP estimates its portion of the total net amount of the settlement, including its legal fees, will be approximately $1.0 million. The defendants also agreed to pay interest at 10% on the projected net sale proceeds of $64 million from January 1, 1998 through closing of the sale. In March 1998 the Partnership paid to Classic $76.8 million, including $1.1 million of interest as required by the Settlement Agreement, in connection with the acquisition of substantially all of the assets of Falcon Classic other than the system serving the City of Somerset, Kentucky (the "Somerset System"). The acquisition of the Somerset System will be completed as soon as regulatory approvals can be obtained, of which there can be no assurance. As of December 31, 1997, Falcon Classic's cable television systems served approximately 49,000 basic subscribers (which are included in the 682,000 basic subscribers of systems that will be contributed to New Falcon, as described above), including approximately 4,000 basic subscribers in the Somerset System.

BUSINESS STRATEGY

    Historically, the Partnership has followed a systematic approach to acquiring, consolidating, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of its services. The Partnership's business strategy has focused on serving small to medium-sized communities and the suburbs of certain cities, including Corpus Christi, Eugene, Huntsville, Little Rock, Los Angeles, Norfolk, Portland (Oregon), San Luis Obispo, Salem, San Jose and St. Louis. Because the Falcon Systems are located in geographically and economically diverse markets across the United States, the Partnership believes that the Falcon Systems, taken as a whole, are not dependent on any single local economy, are resistant to regional economic fluctuations and provide the Partnership with a stable revenue and operating cash flow stream.

    The Partnership also believes that given a similar technical and channel capacity/utilization profile, its cable television systems generally involve less risk of increased competition than systems in large urban cities. In many of the Partnership's markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

    Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other changes, the 1996 Telecom Act provides that the regulation of certain cable programming service tier ("CPST") rates will be phased out altogether in 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    CLUSTERING

    The Partnership has sought to acquire cable television systems in communities that are proximate to other Falcon Systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters." The Partnership believes clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered through a central headend reception facility. In determining whether the Partnership should acquire a particular system, the Partnership evaluates, among other things, the capital expenditure requirements of the system and the demographics of the region.

    ACQUISITIONS

    Management believes that the cable television industry has entered a period of further consolidation. Subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance, the Partnership plans to continue its acquisition strategy by pursuing opportunities to purchase cable television systems in its existing geographic service areas as well as by entering new geographic markets, if and when attractive acquisition opportunities become available. Any such acquisitions, which could be substantial in size, may involve cable systems owned by affiliated entities in addition to those discussed in "Recent Developments." In addition to opportunities to purchase additional cable systems, management expects to pursue opportunities to exchange its systems for other cable television properties to further its clustering strategy. In the ordinary course of its business, the Partnership regularly investigates and otherwise considers investment and acquisition opportunities. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 13., "Certain Relationships and Related Transactions."

    CAPITAL EXPENDITURES

    The Partnership has invested in the rebuilding and upgrading of its cable television systems to the extent financing and regulatory conditions have permitted. These rebuilds and upgrades have consisted primarily of replacing low capacity cable plant with new higher capacity fiber-optic trunk and feeder lines, adding headend electronics to increase channel capacity and addressable converters to permit system addressability, and reducing the number of headends in various regions through microwave network transmission links, fiber optic super trunk and improved reception equipment. However, as noted in "Overview of the Systems--The Owned Systems," many of the Falcon Systems have almost no available channel capacity with which to add new channels or to further expand pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the Falcon Systems remain competitive within the industry. For the three year period ended December 31, 1997, capital expenditures for line extensions, rebuilds and upgrades, and new equipment for the Partnership totaled approximately $171.2 million. Approximately $88 million of these capital expenditures related to upgrading and rebuilding existing distribution plant.

    As discussed in prior reports, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the impact thereof on the Partnership's business and access to capital. As a result, even after giving effect to certain upgrades and rebuilds that were started or completed in 1996 and 1997, the Partnership's systems are significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse affect on the value of the systems compared to systems that have been rebuilt to a higher technical standard. Currently, the Owned Systems have an average capacity of 48 channels (substantially all of which is presently utilized). The Partnership's management has selected a technical standard that incorporates a fiber to the feeder architecture for the majority of its systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog video service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services as well as new digital services. The Partnership is also evaluating the use of digital compression technology in its Systems. See "Technological Developments" and "Digital Compression."

    The Partnership's future capital expenditure plans are, however, all subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. Subject to the Partnership's ability to remain in compliance with certain covenants of its debt agreements, the Partnership presently intends to spend approximately $68.2 million for rebuild and upgrade projects in 1998. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    DECENTRALIZED MANAGEMENT

    The Partnership manages the Falcon Systems through 42 separate regional service centers in 26 states. In some circumstances, both Owned Systems and Affiliated Systems are operated through the same regional service center to take advantage of cost efficiencies. The Partnership believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

    MARKETING

    The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Pursuant to the FCC's rules, the Partnership has set rates for cable-related equipment (E.G., converter boxes and remote control devices) and installation services based upon actual costs plus a reasonable profit and has unbundled these charges from the charges for the provision of cable service. In addition, in some systems, the Partnership began offering programming services on an a la carte basis that were previously offered only as part of a package. Services offered on an a la carte basis typically were made available for purchase both individually and on a combined basis at a lower rate than the aggregate a la carte rates. The FCC subsequently amended its rules to exclude from rate regulation newly created packages of program services consisting only of programming new to a cable system. The FCC also decided that newly-created packages containing previously offered non-premium programming services will henceforth be subject to rate regulation, whether or not the services also are available on an existing a la carte basis. With respect to a la carte programming packages created by the Partnership and numerous other cable operators, the FCC decided that where only a few services had been moved from regulated tiers to a non-premium programming package, the package will be treated as if it were a tier of new program services, and thus not subject to rate regulation. Substantially all of the a la carte programming packages offered by the Partnership have received this desirable treatment. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce program service packaging. As a result, in addition to the basic service package, customers in substantially all of the Falcon Systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services, and premium services. The premium services may be purchased on either an a la carte or a discounted package basis. See "Legislation and Regulation."

    The Partnership has employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Partnership employs direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In many Falcon Systems, the Partnership offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

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

OVERVIEW OF THE SYSTEMS

    The following table sets forth certain operating statistics for the Falcon Systems as of the dates indicated.

                                                                       AS OF DECEMBER 31,
                                                   ----------------------------------------------------------
                                                    1993(1)       1994      1995(2)     1996(3)       1997
                                                   ----------  ----------  ----------  ----------  ----------
Homes passed(4)
  Owned Systems..................................     546,702     562,616     691,941     924,030     937,786
  Affiliated Systems*............................     640,798     654,108     549,676     327,201     331,142
                                                   ----------  ----------  ----------  ----------  ----------
    Total........................................   1,187,500   1,216,724   1,241,617   1,251,231   1,268,928

Basic subscribers(5)
  Owned Systems..................................     342,406     360,835     442,166     570,708     562,984
  Affiliated Systems*............................     414,384     425,490     356,977     214,987     213,727
                                                   ----------  ----------  ----------  ----------  ----------
    Total........................................     756,790     786,325     799,143     785,695     776,711

Basic penetration(6)
  Owned Systems..................................        62.6%       64.1%       63.9%       61.8%       60.0%
  Affiliated Systems*............................        64.7        65.0        64.9        65.7        64.5
                                                   ----------  ----------  ----------  ----------  ----------
    Combined.....................................        63.7%       64.6%       64.4%       62.8%       61.2%

Premium service units(7)
  Owned Systems..................................     154,846     165,137     186,477     203,679     165,960
  Affiliated Systems*............................     184,846     194,958     143,810      77,659      67,052
                                                   ----------  ----------  ----------  ----------  ----------
    Total........................................     339,692     360,095     330,287     281,338     233,012

Premium penetration(8)
  Owned Systems..................................        45.2%       45.8%       42.2%       35.7%       29.5%
  Affiliated Systems*............................        44.6        45.8        40.3        36.1        31.4
                                                   ----------  ----------  ----------  ----------  ----------
    Combined.....................................        44.9%       45.8%       41.3%       35.8%       30.0%

Average monthly revenue per Basic subscriber(9)
  Owned Systems..................................  $    32.71  $    32.43  $    32.77  $    34.22  $    36.67
  Affiliated Systems*............................       30.22       31.87       31.39       33.70       36.00
                                                   ----------  ----------  ----------  ----------  ----------
    Combined.....................................  $    31.36  $    32.13  $    32.15  $    34.08  $    36.49

------------------------

* As of December 31, 1997, Affiliated Systems consisted of the cable systems owned by Falcon Classic and Falcon Video and the cable systems managed by Enstar. Substantially all of the Falcon Classic systems became Owned Systems in March 1998, and following the consummation of the TCI Transaction, the Falcon Video systems will become Owned Systems.

(1) In prior reports, the December 31, 1993 totals for the Affiliated Systems included the statistics for the systems owned by Vista Communications Limited Partnership III ("Vista"). Vista sold those systems on December 23, 1994. Accordingly, in order to provide a comparable presentation, the statistics for the Vista systems have been removed from the table above for 1993.

(2) On December 28, 1995, the Partnership acquired all of the direct and indirect ownership interests in Falcon First, Inc. ("Falcon First") that it did not previously own and, as a result, the systems of Falcon First became Owned Systems; previously they were reported as Affiliated Systems. On July 1, 1996, the Partnership sold certain of the Falcon First Systems. As a result, comparisons of 1996 and 1995 to prior years must take these changes into account. At December 31, 1997, 1996 and 1995, respectively, Falcon First had approximately 97,549, 96,318 and 114,682 homes passed, 67,601, 68,212 and 77,258 basic subscribers and 22,230, 29,571 and 36,413 premium service units. At December 31, 1994, the corresponding totals for Falcon First were 113,403, 75,688 and 38,756, respectively. At July 1, 1996, the Systems that were sold had approximately 18,957 homes passed, 9,547 basic subscribers and 3,932 premium service units.

(3) On July 12, 1996, the Partnership acquired the assets of Falcon Cable Systems Company ("FCSC") and, as a result, the systems of FCSC became Owned Systems; previously they were reported as Affiliated Systems. As a result, comparisons of 1996 to prior years must take this change into account. At December 31, 1997 and 1996, respectively, the FCSC systems had approximately 245,807 and 239,431 homes passed, 127,315 and 140,599 basic subscribers and 33,844 and 44,199 premium service units. At December 31, 1995 and 1994, the corresponding totals for the FCSC systems were 233,304 and 228,522 homes passed, 140,642 and 138,196 basic subscribers and 52,694 and 59,732 premium service units.

(4) Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(5) A home with one or more television sets connected to a cable system is counted as one basic subscriber. Bulk accounts are included on a "basic customer equivalent" basis in which the total monthly bill for the account is divided by the basic monthly charge for a single outlet in the area.

(6) Basic subscribers as a percentage of homes passed by cable.

(7) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee. Prior to July 1, 1996, The Disney Channel was offered as a premium service. Effective July 1, 1996, it was offered as part of tiered services. As a result, the number of reported premium service units was artificially reduced by this service offering change. The number of Disney Channel premium service units at June 30, 1996, December 31, 1995 and at December 31, 1994 were: Owned Systems 19,124, Affiliated Systems 7,060; Owned Systems 22,613, Affiliated Systems 18,970, and Owned Systems 21,309, Affiliated Systems 29,641, respectively.

(8) Premium service units as a percentage of basic subscribers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

(9) Average monthly revenue per basic subscriber for the one-year period ending on the respective dates indicated, except for 1994 data which reflects the fourth quarter of 1994 only. Management believes that the fourth quarter is more relevant for 1994 because the FCC's amended rate regulation rules became effective during the third quarter of 1994. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Position and Results of Operations."

    CALIFORNIA. As of December 31, 1997, the Partnership's six operating regions in California had 136,696 basic subscribers, which comprised approximately 24% of the basic subscribers of the Owned Systems. The systems in the California regions have an average channel capacity of 50, approximately 93% of which are currently utilized. Approximately 94% of the customers in the California regions are served by systems that utilize addressable technology.

    OREGON. As of December 31, 1997, the Partnership's seven Oregon operating regions had 95,897 basic subscribers, which comprised approximately 17% of the basic subscribers of the Owned Systems. The systems in the Oregon operating regions have an average channel capacity of 48, approximately 96% of which are currently utilized. Over 91% of the customers in these operating regions are served by systems that utilize addressable technology.

    MISSOURI. As of December 31, 1997, the Partnership's four operating regions in Missouri had 73,695 basic subscribers, which comprised approximately 13% of the basic subscribers of the Owned Systems. The Missouri systems have an average channel capacity of 46, approximately 95% of which are currently utilized. Approximately 94% of the customers in the Missouri regions are served by systems that utilize addressable technology.

    GEORGIA. As of December 31, 1997 the Partnership's Georgia systems had 44,249 basic subscribers, which comprised approximately 8% of the basic subscribers of the Owned Systems. The systems had average channel capacity of 54, of which 98% are utilized. Approximately 87% of the customers are served by addressable technology.

    TEXAS. As of December 31, 1997, the Partnership's three Texas operating regions had 31,377 basic subscribers, which comprised approximately 6% of the basic subscribers of the Owned Systems. These systems currently have an average channel capacity of 53, approximately 89% of which are currently utilized. Approximately 66% of the customers in the Texas regions are served by systems that utilize addressable technology.

    NORTH CAROLINA. As of December 31, 1997, the Partnership's two North Carolina operating regions had 26,234 basic subscribers, which comprised approximately 5% of the basic subscribers of the Owned Systems. These systems have an average channel capacity of 40, approximately 99% of which are utilized. Addressable technology is currently being introduced in one of the North Carolina operating regions, but only 1% of the customers in the state had the technology available to them at December 31, 1997.

    ALABAMA. As of December 31, 1997, the Partnership's Alabama systems had 25,171 basic subscribers which comprised approximately 5% of the basic subscribers of the Owned Systems. The Alabama systems have an average channel capacity of 44, approximately 97% of which are currently utilized. Approximately 31% of the customers are served by systems that utilize addressable technology.

    OTHER OPERATING REGIONS. The Partnership also owns and operates systems through ten additional regional centers in Benton, Arkansas; Plattsburgh, New York; Suffolk, Virginia; Corbin, Kentucky; Colville, Washington; Shawnee, Oklahoma; Sebastian, Florida; St. George, Utah; Scottsburg, Indiana; and Au Gres, Michigan. None of these regions are in states that have basic subscribers that are in excess of 5% of the total basic subscribers of the Owned Systems.

THE OWNED SYSTEMS

    The Owned Systems are divided into 35 separate operating regions located in 23 states. The following is a brief description of the operating regions located in states that include at least 5% of the basic subscribers of the Owned Systems. In certain cases, operating regions serve customers in more than one state and, thus, totals by operating region may exceed basic subscriber totals for a given state.

    The following is a summary of certain operating data, as of December 31, 1997, for the Owned Systems:

                                                                                                                     AVERAGE
                                                                                                                     MONTHLY
                                                                                         PREMIUM                     REVENUE
                                                   HOMES       BASIC         BASIC       SERVICE      PREMIUM       PER BASIC
STATE                                             PASSED    SUBSCRIBERS   PENETRATION     UNITS     PENETRATION   SUBSCRIBER(1)
-----------------------------------------------  ---------  -----------  -------------  ---------  -------------  -------------
Alabama........................................     39,528      25,171          63.7%       9,777         38.8%     $   36.98
Arkansas.......................................     45,550      20,963          46.0%       5,417         25.8%     $   37.60
California.....................................    236,125     136,696          57.9%      39,229         28.7%     $   37.01
Florida........................................     14,885       9,543          64.1%       1,952         20.5%     $   35.03
Georgia........................................     54,183      44,249          81.7%      12,183         27.5%     $   40.54
Illinois.......................................      3,424       1,834          53.6%         725         39.5%     $   34.07
Indiana........................................      7,180       4,688          65.3%       1,047         22.3%     $   37.38
Kansas.........................................      3,512       2,431          69.2%         618         25.4%     $   35.00
Kentucky.......................................     19,220      14,689          76.4%       3,931         26.8%     $   34.40
Louisiana......................................      5,494       2,832          51.5%       1,816         64.1%     $   40.42
Maryland.......................................      2,916       2,011          69.0%         595         29.6%     $   42.73
Michigan.......................................      7,280       3,701          50.8%         950         25.7%     $   36.83
Missouri.......................................    116,288      73,695          63.4%      17,856         24.2%     $   35.48
Mississippi....................................      1,911       1,123          58.8%         230         20.5%     $   37.76
No. Carolina...................................     44,376      26,234          59.1%       7,275         27.7%     $   39.11
Nevada.........................................      6,285       1,125          17.9%       1,472        130.8%     $   31.86
New York.......................................     26,092      16,572          63.5%       5,520         33.3%     $   37.56
Oklahoma.......................................     17,132      11,062          64.6%       4,918         44.5%     $   38.66
Oregon.........................................    154,478      95,897          62.1%      23,888         24.9%     $   34.47
Texas..........................................     50,596      31,377          62.0%      11,211         35.7%     $   36.41
Utah...........................................     31,138       9,990          32.1%       4,970         49.8%     $   31.29
Virginia.......................................     35,097      16,502          47.0%       7,952         48.2%     $   41.98
Washington.....................................     15,096      10,601          70.2%       2,428         22.9%     $   33.83
                                                 ---------  -----------                 ---------
                                                   937,786     562,984          60.0%     165,960         29.5%     $   36.67
                                                 ---------  -----------                 ---------
                                                 ---------  -----------                 ---------

------------------------

(1) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1997.

THE AFFILIATED SYSTEMS

    The Partnership controls and holds varying equity interests in the Affiliated Systems, which it manages pursuant to agreements that provide for fees generally based on revenues and the reimbursement of certain expenses. The Affiliated Systems are owned separately by several partnerships, namely, Falcon Classic, Falcon Video, as well as certain partnerships of which Enstar, an indirect, wholly-owned subsidiary of one of the subsidiaries of the Partnership, is the general partner (collectively, the "Affiliated Partnerships"). On December 28, 1995, the Partnership acquired the direct and indirect ownership interests in Falcon First that it did not previously own, and as a result, the systems of Falcon First became Owned Systems; previously they were reported as Affiliated Systems. On July 12, 1996, the Partnership acquired the assets of FCSC and, as a result, the systems of FCSC became Owned Systems; previously they were reported as Affiliated Systems. As a result, comparisons of 1996 and 1995 to prior years must take these changes into account. Due to the date of the acquisition of Falcon First, no operating results of Falcon First were included in the Partnership's 1995 results of operations. As a result, the management fees received by the Partnership from Falcon First similarly have not been eliminated in consolidation of the Partnership's 1995 results of operations, and are treated as having been received from the Affiliated

Systems. The operating results of the FCSC systems have been included from July 12, 1996. The management fees and reimbursed expenses received by the Partnership from FCSC prior to July 12, 1996 have not been eliminated in consolidation and are also treated as having been received from the Affiliated Systems.

    As discussed elsewhere in this Report, the Partnership acquired substantially all of the assets of Falcon Classic in March 1998 and will acquire all of the Falcon Video systems upon consummation of the TCI Transaction.

    Through the Affiliated Systems, the Partnership manages cable television systems which at December 31, 1997 served approximately 214,000 basic subscribers in 16 states, including North Carolina, Kentucky, Illinois, Washington and Tennessee.

    In 1995, 1996 and 1997, the Partnership recognized aggregate revenues of $8.6 million, $6.3 million and $5.2 million, respectively, from management agreements with the Affiliated Systems and its consulting agreements with NYNEX Cable Comms ("NYNEX") and Telecab (as described below). Subject to customary conditions, most of the management agreements continue for the lives of the respective managed entities. Falcon Classic and Falcon Video are scheduled to terminate in 2004 and 2007, respectively; however, the Partnership purchased substantially all the Falcon Classic assets in March 1998 and expects that the Falcon Video systems will become Owned Systems in 1998 in connection with the TCI Transaction and that the management agreements with these entities will be terminated. Additionally, as noted above, the Partnership manages the partnerships of which Enstar is the general partner. The partnership agreements of these partnerships are scheduled to terminate at various times from 2033 to 2037. The consulting agreement with NYNEX expired on September 12, 1997. The Partnership received $336,000, $343,000 and $248,000 under this agreement in 1995, 1996 and 1997, respectively. The consulting agreement with Telecab was assigned to an affiliate in February 1996. The Partnership received $270,000 and $37,000 under this agreement in 1995 and 1996, respectively. Certain of the credit agreements and partnership agreements of the Affiliated Partnerships restrict, in certain circumstances, the payment of cash management fees by the Affiliated Systems to the Partnership. In addition, the Partnership may provide additional financing to certain of the Affiliated Partnerships in the form of deferral of amounts owed to the Partnership. Marc B. Nathanson, certain members of management and the Partnership hold varying equity interests in the Affiliated Partnerships. See "Recent Developments", Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Item 13., "Certain Relationships and Related Transactions."

INTERNATIONAL ACTIVITIES

    In order to focus its limited capital resources on the upgrade and rebuild needs of the Owned Systems, the Partnership does not expect to pursue any further international investments. See Item 13., "Certain Relationships and Related Transactions." As of December 31, 1997, the Partnership held the following international investments:

    NYNEX CABLE COMMS. The Partnership holds a 1.1% carried interest in the results of certain systems operated under franchises that the Partnership contributed to NYNEX. NYNEX is operating and constructing advanced fiber optic cable and telephone networks in the United Kingdom. On October 22, 1996, NYNEX, Cable and Wireless plc. and Bell Canada International Inc. merged their respective interests to form Cable and Wireless Communications. The Partnership believes that NYNEX is now obligated to make the carried interest payment to the Partnership, and the Partnership is evaluating its rights and remedies in that regard. NYNEX has not provided the Partnership with information required to make the calculation of the carried interest and the amount of the carried interest, if any, is therefore unknown at this time. The Partnership also provided consulting services to NYNEX for an annual fee of $356,700. This consulting agreement terminated on September 12, 1997.

    TELECAB. The Partnership has made a 5% equity investment of $2.5 million in Duhamel Falcon Cable Mexico L.L.C., a Delaware limited liability company ("DFC Mexico"). DFC Mexico was formed with Hellman & Friedman Capital Partners II, L.P. (which is also a partner in the Partnership), Mexican Duhamel Cable, Limited Partnership and Duhamel Cable Partners, Limited Partnership to make an investment in TV Por Cable Nacional, S.A. de C.V. ("Telecab"). Telecab is a large cable television operator in Mexico, which owns and operates cable television systems in various Mexican cities, including Tijuana, Ensenada, Mexicali, Chihuahua and Ciudad Juarez. The Partnership's investment is part of an investment of approximately $41 million by DFC Mexico for an ownership interest of 34% of Telecab. The Partnership entered into a consulting agreement with Telecab to provide it with certain services in connection with the operation of Telecab's cable television systems. On February 20, 1996, in connection with the Partnership's wind-up of its international activities, this agreement was assigned to Falcon International Communications, LLC ("FIC"), a separately capitalized affiliated company whose members and management also include certain limited partners and management of the Partnership. DFC Mexico is presently in an arbitration proceeding (which includes the Partnership) with the Mexican partners regarding the resolution of certain disagreements regarding the management policies of Telecab. The resolution of the arbitration proceeding may result in either DFC Mexico's shares being purchased by the Mexican partners or DFC Mexico purchasing the shares of the Mexican partners in Telecab. The Partnership's current carrying value of the investment in Telecab on its books is approximately $1.5 million.

OTHER INVESTMENTS

    LAKE LAS VEGAS PROJECT. The Partnership is an equity owner in, and the general partner of, Falcon Lake Las Vegas Cablevision, L.P. ("Falcon Lake Las Vegas"). This limited partnership was formed in September 1993 to design, construct and operate an advanced fiber optic cable network in Lake Las Vegas, a master planned community being developed around a man-made lake southeast of Las Vegas, Nevada. The Partnership's partner in this project is an affiliate of Transcontinental Properties, Inc., which is controlled by Ronald Boeddeker of Las Vegas, Nevada and the Bass Family interests of Fort Worth, Texas. Upon its completion, Lake Las Vegas is targeted to have 5,000 dwelling units and up to 11,000 hotel units, although there are presently fewer than 50 homes occupied in the development. The Partnership recently completed building a fiber-to-the-curb cable television system, and the system is now operational.

    FALCON/CAPITAL CABLE. During 1988, one of the Owned Partnerships made a $1.3 million investment in, and became co-general partner of, Falcon/Capital Cable, which has approximately 29,000 basic subscribers in six midwestern states. The Partnership does not manage these systems and has not included the subscribers of these systems in the number of basic subscribers of the Falcon Systems. The terms of Falcon/Capital Cable's senior bank debt and subordinated debt were refinanced on February 11, 1998, and resulted in a decrease in the percentage of equity of Falcon/Capital Cable owned by the Partnership.

    ENSTAR COMMUNICATIONS CORPORATION. Enstar, an indirect wholly-owned subsidiary of the Partnership, controls and holds varying equity interests in 15 limited partnerships ("Enstar Limited Partnerships"). The Partnership's financial statements as of December 31, 1997 reflected a $1.5 million investment in Enstar.

    ENSTAR FINANCE COMPANY, LLC. On June 6, 1997, the Partnership and Enstar formed Enstar Finance Company, LLC ("EFC"), an unrestricted subsidiary under the Indenture. On September 30, 1997, EFC obtained a secured bank facility with $35 million of availability from two agent banks in order to provide funds that would be loaned to certain Enstar Limited Partnerships. The lenders advanced $7.5 million to EFC, which in turn advanced those funds to a number of Enstar Limited Partnerships at closing. The EFC loan is non-recourse to the Partnership and matures on August 31, 2001, at which time all funds previously advanced will be due in full.

    The Partnership's interest in the Enstar entities and the international investments described above will not be contributed to New Falcon as part of the TCI Transaction and will be retained by FHGLP.

CUSTOMER RATES AND SERVICES

    The Partnership's cable television systems offer customers packages of services that include the local network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the Falcon Systems provide certain premium television services, such as HBO and Showtime. The Partnership also offers other cable television services to its customers, including pay-per-view programming. For additional charges, in most of the Falcon Systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

    The service options offered by the Partnership vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

    Pursuant to the 1992 Cable Act, most cable television systems are subject to rate regulation of the basic service tier, the non-basic service tiers other than premium (per channel or program) services, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of the Partnership's systems not deemed to be subject to effective competition under the FCC's definition. See "Legislation and Regulation."

    At December 31, 1997, the Partnership's monthly rates for basic cable service for residential customers of the Owned Systems, excluding special senior citizen discount rates, ranged from $13.17 to $33.02 and premium service rates ranged from $5.00 to $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

    For the years ended December 31, 1995, 1996 and 1997, subscriber fees accounted for 84.9%, 86.9% and 87.4%, respectively, of the Partnership's revenues. Management fees accounted for 5.7%, 2.9% and 2.0%, respectively, of the Partnership's revenues, with other services, comprised of, among other things, installation fees, franchise fees and other charges, advertising and home shopping revenues, accounting for 9.4%, 10.2% and 10.6%, respectively.

EMPLOYEES

    As of February 6, 1998, the Partnership had approximately 1,085 full-time employees and 51 part-time employees. The Partnership considers its relations with its employees to be good. As of February 6, 1998, the Affiliated Systems had approximately 265 full-time and 11 part-time employees. There are no collective bargaining agreements relating to any of such employees.

TECHNOLOGICAL DEVELOPMENTS

    As part of its commitment to customer service, the Partnership emphasizes high technical standards and prudently seeks to apply technological advances in the cable television industry to the Owned Systems on the basis of cost effectiveness, capital availability, enhancement of product quality, service delivery and industry-wide acceptance. Currently, the Owned Systems have an average channel capacity of 48, substantially all of which is presently utilized. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Partnership's capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the

Partnership, of which there can be no assurance. See "Business Strategy--Capital Expenditures," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy is to utilize fiber optic technology in substantially all rebuild projects which it undertakes. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower ongoing maintenance and power costs and improved picture quality and reliability.

    As of December 31, 1997, approximately 76% of the customers of the Owned Systems were served by Systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter. To date, the Partnership has supplied addressable converter boxes to customers of the Falcon Systems utilizing addressable technology who subscribe to one or more premium services and, in selected regions, to customers who subscribe to certain new product tiers. As a result, if the system utilizes addressable technology and the customer has been supplied with an addressable converter, the Partnership can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Partnership to offer pay-per-view services.

DIGITAL COMPRESSION

    The Partnership has been closely monitoring developments in the area of digital compression, a technology that is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. Depending on the technical characteristics of the existing system, the Partnership believes that the utilization of digital compression technology in the future could enable the Owned Systems to increase channel capacity in certain systems in a manner that could, in the short term, be more cost efficient than rebuilding such systems with higher capacity distribution plant. However, unless the system has sufficient unused channel capacity and bandwidth, the use of digital compression to increase channel offerings is not a substitute for the rebuild of the Falcon Systems, which will improve picture quality, system reliability and quality of service. The use of digital compression in the Owned Systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources in these systems. The Partnership's management plans to introduce this technology in selected markets in 1998. This issue is under frequent management review.

PROGRAMMING

    The Partnership has various contracts to obtain basic and premium programming for its systems from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. Certain other new channels have also recently offered the Falcon Systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that certain such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that the Partnership's programming costs will not continue to increase substantially, or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

    The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, the requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the Partnership agreeing to carry one new service in certain of its Systems (serving approximately 49,000 basic subscribers), for which it will receive reimbursement of certain costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation--Federal Regulation--Carriage of Broadcast Television Signals."

FRANCHISES

    Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

    As of December 31, 1997, the Owned Systems held 446 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Owned Systems range up to 5% of the gross revenues generated by a system. For the past three years, franchise fee payments made by the Owned Systems have averaged approximately 3.1% of total gross system revenues. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

    The following table groups the franchises of the Owned Systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic subscribers for each group as of December 31, 1997.

                                                      NUMBER OF       BASIC     PERCENTAGE OF BASIC
YEAR OF FRANCHISE EXPIRATION                         FRANCHISES    SUBSCRIBERS      SUBSCRIBERS
--------------------------------------------------  -------------  -----------  -------------------
Prior to 1999.....................................          133       176,654            31.4%
1999-2003.........................................          139       143,073            25.4%
2004 and after....................................          174       208,825            37.1%
                                                            ---    -----------          ---
Total.............................................          446       528,552            93.9%
                                                            ---    -----------          ---
                                                            ---    -----------          ---

    The Partnership operates numerous cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which it believes no franchise is necessary. In the aggregate, approximately 34,433 basic subscribers, comprising approximately 6.1% of the Owned Systems' basic subscribers, are served by such portions of such systems. In general, the Partnership does not believe that the loss of any single franchise would cause a substantial reduction in the economies of scale discussed above. In certain instances, however, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

    The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise, but no value attributable to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation".

COMPETITION

    Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources.

    Individuals presently have the option to purchase home satellite dishes, which allow the direct reception of satellite-delivered broadcast and nonbroadcast program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation--Federal Regulation."

    Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if, as in the case with DirecTV, multiple satellites are placed in the same orbital position. Unlike cable television systems, however, DBS satellites are limited by law in their ability to deliver local broadcast signals. One DBS provider, EchoStar, has announced plans to deliver a limited number of local broadcast signals in a limited number of markets. DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. In addition, medium-power fixed-service satellites can be used to deliver direct-to-home satellite services over small home satellite dishes, and one provider, PrimeStar, currently provides service to subscribers using such a satellite.

    Multichannel multipoint distribution systems ("Wireless Cable") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. Wireless Cable systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of Wireless Cable services to compete with cable television systems has been limited by channel capacity (35-channel maximum) and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few Wireless Cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology may enable Wireless Cable systems to deliver more channels.

    Private cable television systems compete for service to condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way.

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

    The FCC has allocated spectrum in the 28 GHz range for a new multichannel wireless service that can be used to provide video and telecommunication services. The FCC is in the process of awarding licenses to use this spectrum via a market-by-market auction. It cannot be predicted at this time whether such a service will have a material impact on the operations of cable television systems.

    The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, Wireless Cable, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers.

    The cable television industry competes with radio, television and print media and internet for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

    Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the competitive effect that ongoing or future developments might have on the cable industry. See "Legislation and Regulation."

                           LEGISLATION AND REGULATION

    The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.

FEDERAL REGULATION

    The primary federal statute dealing with the regulation of the cable television industry is the Communications Act of 1934 (the "Communications Act"), as amended. The three principal amendments to the Communications Act that shaped the existing regulatory framework for the cable television industry were the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act.

    The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations to implement the provisions contained in the Communications Act. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

    RATE REGULATION

    The 1992 Cable Act replaced the FCC's previous standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. A finding of effective competition exempts both basic and nonbasic tiers from regulation. Additionally, the 1992 Cable Act required the FCC to adopt a formula, enforceable by franchising authorities, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulation, the Partnership expects Congress and the FCC to explore additional methods of addressing this issue, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulation, and legislation recently was introduced in Congress to repeal the sunset provision.

    The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (E.G., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

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

    FCC regulations adopted pursuant to the 1992 Cable Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

    CARRIAGE OF BROADCAST TELEVISION SIGNALS

    The 1992 Cable Act adopted new television station carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, I.E., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," I.E., commercial satellite-delivered independent stations such as WGN. The Partnership has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Partnership has agreed to carry one new service in specified markets pursuant to these retransmission consent arrangements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

    NONDUPLICATION OF NETWORK PROGRAMMING

    Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of certain lower priority distant stations affiliated with the same network as the local station.

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

    PROGRAM ACCESS

    The 1992 Cable Act contains provisions that are intended to foster the development of competition to traditional cable systems by regulating the access of competing video providers to vertically integrated, satellite-distributed cable programming services. The FCC has commenced a rulemaking proceeding to seek comment on proposed modifications to its existing rules implementing the statute, including: (1) establishing specific deadlines for resolving program access complaints; (2) improving the discovery process, such as requiring the disclosure of the rates that vertically integrated programmers charge cable operators; (3) imposing monetary damages for program access violations; (4) possibly applying the program access rules to certain situations in which programming is moved from satellite delivery to terrestrial delivery; and (5) revising the manner in which the rules apply to program buying cooperatives. It is not clear to what extent, if any, the provisions of the 1992 Cable Act cover programming distributed by means other than satellite or by programmers unaffiliated with MSOs. Legislation also is expected to be introduced shortly in Congress to strengthen the program access provisions of the 1992 Cable Act.

    FRANCHISE FEES

    Franchising authorities may impose franchise fees, but such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services.

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

    CHANNEL SET-ASIDES

    The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has recently changed the formula in order to produce lower rates and thereby encourage the use of leased access.

    COMPETING FRANCHISES

    The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

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

    The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and Wireless Cable facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the Wireless Cable and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

    Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from a U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional. In the event the stay is lifted, and the court decision is reversed, TCI may need to assess, based on its other attributable interests then existing, its compliance with the multiple ownership limits.

    The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

    The FCC also recently commenced a rulemaking proceeding to examine, among other issues, whether any limitations on cable-DBS cross-ownership are warranted in order to prevent anticompetitive conduct in the video services market.

    FRANCHISE TRANSFERS

    The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

    TECHNICAL REQUIREMENTS

    The FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which are in conflict with or more restrictive than those established by the FCC. Those standards are applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

    The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. Among other things, these regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

    POLE ATTACHMENTS

    The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. The states of California, Illinois, Kentucky, Louisiana, Michigan, New York, Oregon, Utah and Washington, where the Partnership operates cable systems, have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. As directed by the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services, but does not begin to take effect until 2001.

    OTHER MATTERS

    Other matters subject to FCC regulation include certain restrictions on a cable system's carriage of local sports programming; rules governing political broadcasts; customer service standards; obscenity and indecency; home wiring; EEO; privacy; closed captioning; sponsorship identification; system registration; and limitations on advertising contained in nonbroadcast children's programming.

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

    Copyrighted music performed by cable systems themselves, e.g., on local origination channels or in advertisements inserted locally on cable networks, must also be licensed. Cable industry negotiations with ASCAP, BMI and SESAC, Inc. (a third and smaller performing rights organization) are in progress.

LOCAL REGULATION

    Because a cable television system uses local streets and rights-of-way, cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

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

ITEM 2. PROPERTIES

    The Partnership owns substantially all of the assets related to the Owned Systems' cable television operations, including program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment, tools and maintenance equipment and vehicles. The Partnership owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. The Partnership believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Partnership's business operations.

    The Partnership leases office space for both its corporate headquarters (located in Los Angeles, California) and its corporate financial center (located in Pasadena, California). The office building in which the Partnership leases space for the corporate financial center is owned by a partnership owned by Marc
B. Nathanson and his wife. The Partnership has increased the amount of space it leases from such partnership. The terms of the current lease for the corporate financial center have been negotiated on an arm's length basis. The Partnership also assumed a lease for office space in a building owned by Marc B. Nathanson and his wife in connection with the acquisition of the assets of FCSC. The property will be purchased by the Partnership in March, 1998 for a purchase price determined by two independent appraisals. See Item 13., "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

    The Partnership is periodically a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business and management presently believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

    The Partnership, certain of its affiliates, and certain third parties have been named as defendants in an action entitled FRANK O'SHEA I.R.A. ET AL. v. FALCON CABLE SYSTEMS COMPANY, ET AL., Case No. BC 147386, pending in the Superior Court of the State of California, County of Los Angeles (the "Action"). Plaintiffs in the Action are certain former unitholders of FCSC purporting to represent a class consisting of former unitholders of FCSC other than those affiliated with FCSC and/or its controlling persons. The complaint in the Action alleges, among other things, that defendants breached their fiduciary and contractual duties to unitholders, and acted negligently, with respect to the purchase from former unitholders of their interests in FCSC in 1996. In particular, the complaint in the Action alleges, among other things, (a) that the appraisals conducted to determine the price at which the purchase of the former unitholders' interests would occur were "inadequate", "defective" and "unreasonable" and that the appraisal firms who conducted the appraisals (two out of three of which are named as defendants) acted negligently or recklessly in performing the appraisals; (b) that the price paid per unit was unfair and was intended to unfairly benefit the defendants at the expense of the public unitholders, in that allegedly the price paid did not fairly reflect the intrinsic value of the partnership assets, was not based on arms-length negotiation, and was less than the per unit value that could be derived from an alleged estimate of asset value submitted by FCSC to its lenders in connection with its borrowings' and (c) that the sums paid the unitholders should not have been based on a calculation that reflected payment to the General Partner of a "sales fee" as defined in the partnership agreement. As relief, the complaint seeks damages (and prejudgment interest) in an unspecified amount, and/or the imposition of a constructive trust upon the partnership assets purchased by certain defendants, and/or rescission of the transaction. The defendants have filed answers denying the material allegations of the complaint in the Action, and the Action is currently in the pre-trial discovery stage. The Court has set a trial date for October 1998 in this matter. The Partnership believes it has substantial and meritorious defenses to the claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the Partnership's equity securities and no distributions have been paid or declared in respect thereof since the formation of the Partnership on March 29, 1993. As of March 1, 1998, there were 26 partners, including FHGI, in the Partnership.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below is selected financial data of the Partnership for the five years ended December 31, 1997. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                             1993       1994      1995(1)    1996(1)     1997
                                           ---------  ---------  ---------  ---------  ---------
                                                         (IN THOUSANDS OF DOLLARS)
OPERATIONS STATEMENT DATA
Revenues.................................  $ 146,469  $ 147,229  $ 151,208  $ 217,320  $ 255,886
Costs and expenses.......................    (67,025)   (67,711)   (71,652)   (97,180)  (122,080)
Depreciation and amortization............    (57,771)   (60,935)   (54,386)  (100,415)  (118,856)
                                           ---------  ---------  ---------  ---------  ---------
Operating income.........................     21,673     18,583     25,170     19,725     14,950
Interest expense, net(2).................    (49,122)   (49,859)   (57,777)   (71,602)   (79,137)
Equity in net loss of investee
  partnerships...........................     (3,596)    (1,782)    (5,705)       (44)       443
Other income (expense), net..............       (403)      (455)    13,077(3)       814       885
Income tax benefit.......................     --         --         --          1,122      2,021
                                           ---------  ---------  ---------  ---------  ---------
Loss before extraordinary item...........  $ (31,448) $ (33,513) $ (25,235) $ (49,985) $ (60,838)
                                           ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------
OTHER OPERATING DATA
Net cash provided by operating
  activities.............................  $  51,642  $  49,076  $  43,162  $  90,631  $  79,537
Net cash used in investing activities....    (27,562)   (36,065)   (22,674)  (284,247)   (76,287)
Net cash provided by (used in) financing
  activities.............................    (25,221)   (18,169)   (15,906)   192,199     (2,966)
EBITDA(4)................................     79,444     79,518     79,556    120,140    133,806
EBITDA margin............................       54.2%      54.0%      52.6%      55.3%      52.3%
Total debt to EBITDA.....................       6.7x       6.8x     7.0x(5)    6.6x(5)      6.8x
Capital expenditures(6)..................  $  25,798  $  28,232  $  37,149  $  57,668  $  76,323

                                                              AS OF DECEMBER 31,
                                             -----------------------------------------------------
                                               1993       1994       1995       1996       1997
                                             ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA
Cash and cash equivalents..................  $  15,626  $  10,468  $  15,050  $  13,633  $  13,917
Total assets...............................    432,668    425,402    585,258    774,323    740,358
Total debt.................................    532,938    538,626    669,019    885,786    911,221
Redeemable partners' equity(7).............     93,964     93,964    271,902    271,902    171,373
Partners' deficit..........................   (236,096)  (256,758)  (411,681)  (456,499)  (416,755)

                                                 FOOTNOTES ON THE FOLLOWING PAGE

FOOTNOTES TO ITEM 6--"SELECTED FINANCIAL DATA"

(1) The December 31, 1995 consolidated balance sheet includes the assets and liabilities of Falcon First which were acquired on December 28, 1995. The consolidated statement of operations data for the year ended December 31, 1995 excludes the operations of Falcon First due to the proximity of the acquisition date to the end of the year, except that management fees from Falcon First of $1.6 million are included in the consolidated statement of operations data. On July 12, 1996, the Partnership acquired the assets of FCSC and, accordingly, the results of the FCSC systems have been included from July 12, 1996. Management fees and reimbursed expenses received in 1996 by the Partnership from FCSC prior to July 12, 1996 amounted to $1.5 million and $1.0 million, respectively, and are included in the 1996 consolidated statement of operations data. The amounts attributable to management fees and reimbursed expenses received by the Partnership in 1995 were $2.6 million and $2.0 million, respectively.

(2) Interest expense, net includes payment-in-kind interest expense amounting to $17.5 million, $24.5 million, $27.1 million, $26.6 million and $20.4 million during 1993, 1994, 1995, 1996 and 1997, respectively. See Note 7 to the Consolidated Financial Statements.

(3) Other income (expense), net in 1995 includes a gain on sale of marketable securities.

(4) EBITDA is calculated as operating income before income taxes, depreciation and amortization. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instruments of the Partnership, use EBITDA-derived calculations as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

(5) Total debt to EBITDA has been computed on a pro forma basis for 1995 to include the EBITDA of Falcon First of $15.9 million, making the combined 1995 EBITDA $95.4 million. Similarly, total debt to EBITDA has also been computed on a pro forma basis for 1996 to include the EBITDA of FCSC of $13.6 million, making the combined 1996 EBITDA $133.8 million. Without these pro forma adjustments, 1995 data would include the debt incurred to acquire Falcon First, but would exclude Falcon First's EBITDA, and 1996 data would include the debt to acquire FCSC, but would exclude its EBITDA for the period January 1, 1996 through July 11, 1996. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) Excluding acquisitions of cable television systems.

(7) The Third Amended and Restated Partnership Agreement dated December 28, 1995 (the "Existing FHGLP Partnership Agreement") provides that certain holders of partnership interests have various redemption rights, which will be deferred and reduced upon consummation of the TCI Transaction as more fully described in Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of CPST rates will be phased out altogether in 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance. See "Legislation and Regulation."

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

RESULTS OF OPERATIONS

    As discussed in Note 3 to the consolidated financial statements, the historical results of operations of the Partnership for 1995 did not include the results of Falcon First or FCSC, and for the period January 1, 1996 through July 11, 1996 did not include the results of FCSC. Results of operations of the Partnership in 1996 compared to 1995 were significantly affected by the acquisition of Falcon First on December 28, 1995 and FCSC on July 12, 1996. Falcon First and FCSC were managed by the Partnership prior to and subsequent to their acquisitions and have been affected by the same trends in operating costs and revenues as all of the Partnership's cable systems. Accordingly, the Partnership believes that it is more meaningful to compare 1997 historical operations to 1996 operations and to compare 1996 operations to 1995 operations, on an adjusted basis assuming that the acquisitions of Falcon First and FCSC had occurred on January 1, 1995. The adjusted results include the historical results of Falcon First and FCSC, as well as the effect of increased amortization for both periods relating to the allocated purchase price of the intangible assets acquired, and the effect of increased interest expense related to the increase in debt incurred to finance the acquisitions. Set forth in the table below are adjusted results of operations for 1995 and 1996 prepared on this basis and 1997 historical results of operations. The as adjusted results are not necessarily indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                                                       AS ADJUSTED
                                                                        YEAR ENDED            ACTUAL
                                                                       DECEMBER 31,         YEAR ENDED
                                                                 ------------------------  DECEMBER 31,
                                                                    1995         1996          1997
                                                                 -----------  -----------  ------------
OPERATIONS STATEMENT DATA
Revenues.......................................................  $   231,498  $   244,905   $  255,886
Costs and expenses.............................................     (112,141)    (111,124)    (122,080)
Depreciation and amortization..................................     (118,772)    (126,832)    (118,856)
                                                                 -----------  -----------  ------------
Operating income...............................................          585        6,949       14,950
Interest expense, net..........................................      (94,975)     (83,333)     (79,137)
Equity in net income (loss) of investee partnerships...........           66          (44)         443
Other income, net..............................................       20,355          649          885
Income tax benefit.............................................        5,994        1,122        2,021
                                                                 -----------  -----------  ------------
Loss before extraordinary item.................................  $   (67,975) $   (74,657)  $  (60,838)
                                                                 -----------  -----------  ------------
                                                                 -----------  -----------  ------------

    1997 HISTORICAL COMPARED TO 1996 (AS ADJUSTED FOR THE ACQUISITIONS OF FALCON
     FIRST AND FCSC)

    The Partnership's revenues increased from $244.9 million to $255.9 million, or by 4.5%, during 1997 compared to 1996. Of the $11 million net increase in revenues, $10.7 million was due to increased cable service revenues and $333,000 was due to increases in management fees. The $10.7 million increase in cable service revenues was caused principally by increases of $12.6 million due to increases in regulated service rates implemented during 1996 and 1997, $4 million related to increases in unregulated service rates implemented during 1996 and in May 1997, $1.6 million due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel and $1.1 million due to increases in advertising sales. These increases were partially offset by decreases of $4.5 million due to reductions in the number of premium subscriptions for cable service, $1.8 million related to the Eastern Georgia cable systems sold on July 1, 1996, $1.7 million due to reductions in the number of regulated subscriptions for cable service and $780,000 related to decreases in other revenues. As of December 31, 1997, the Owned Systems had approximately 563,000 basic subscribers and 166,000 premium service units. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's revenues increased 5.3% during 1997 compared to 1996.

    Management and consulting fees earned by the Partnership increased from $4.9 million during 1996 to $5.2 million during 1997. The increased fees resulted primarily from recording in 1997 the balance of previously deferred 1995 fees from Falcon Classic.

    Service costs increased from $68.9 million to $75.6 million, or by 9.7%, during 1997 compared to 1996. Service costs represent costs directly attributable to providing cable services to customers. Of the $6.7 million increase in service costs, $5 million related to increases in programming fees paid to program suppliers (including primary satellite fees) and $1.7 million related to increases in property taxes, franchise fees and personnel costs. The increase in programming costs included $340,000 related to the July 1, 1996 restructuring of The Disney Channel discussed above.

    General and administrative expenses increased from $42.2 million to $46.4 million, or by 10.1%, during 1997 compared to 1996. Of the $4.2 million increase, $2.9 million related to increases in bad debt expense, $1.0 million related to the absence in 1997 of reimbursed expenses from FCSC, which was managed by the Partnership prior to July 12, 1996, $810,000 related to increases in personnel costs and $677,000 related to a reduction in reimbursement from FIC of expenses incurred in connection with international investments. These increases were partially offset by a decrease of $797,000 related primarily to reduced insurance premiums as a result of self-insuring the Partnership's cable distribution plant and subscriber connections during 1997 and a $334,000 decrease in costs associated with reregulation by the FCC.

    Operating income before income taxes, depreciation and amortization ("EBITDA") is a commonly used financial analysis tool measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 54.6% during 1996 to 52.3% in 1997. The decrease was primarily caused by increases in programming costs and bad debt expense as a percent of revenue. EBITDA remained relatively unchanged at $133.8 million during 1997 and 1996. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's EBITDA increased from $132.9 million to $133.8 million, or by 0.7%. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

    Depreciation and amortization expense decreased from $126.8 million to $118.8 million, or by 6.3%, during 1997 compared with 1996. The $8 million decrease in depreciation and amortization expense was primarily due to accelerated 1996 depreciation related to asset retirements and to intangible assets becoming fully amortized.

    Operating income increased from $6.9 million to $14.9 million, or by 115.1%, during 1997 compared to 1996. The $8 million increase was primarily due to a decrease in depreciation and amortization expense as discussed above. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's operating income increased $8.9 million.

    Interest expense, including the effects of interest rate hedging agreements, decreased from $83.3 million to $79.1 million, or by 5%, during 1997 compared to 1996. The decrease was primarily due to lower average interest rates (8.9% during 1997 compared to 9.1% during 1996) and lower average debt balances outstanding. Payment-in-kind interest expense associated with the Notes (under which interest payment requirements are met by delivery of additional Notes) amounted to $20.4 million during 1997 compared to $26.6 million in 1996. Interest rate hedging agreements resulted in additional interest expense of $350,000 during 1997 and $1.0 million in 1996.

    Due to the factors described above, the Partnership's net loss decreased from $74.7 million to $60.8 million, or by 18.5%, during 1997 compared to 1996.

    1996 COMPARED TO 1995 (AS ADJUSTED FOR THE ACQUISITIONS OF FALCON FIRST AND
     FCSC)

    The Partnership's revenues increased from $231.5 million to $244.9 million, or by 5.8%, during 1996 compared to 1995. Of the $13.4 million net increase in revenues, $13 million was due to increased cable service revenues and $444,000 was due to increases in management fees. The $13 million increase in cable service revenues was caused principally by increases of $13.3 million due to increases in regulated service rates implemented in April and October 1996, $3.1 million due to increases related to other revenue producing items (primarily advertising sales) and $1.7 million due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996. These increases were partially offset by decreases of $1.7 million due to reductions in the number of regulated subscriptions for cable service, $1.6 million related to cable systems sold during 1996, $1.4 million due to reductions in the number of premium subscriptions for cable service and $388,000 related to rate decreases implemented in 1995 to comply with the 1992 Cable Act. As of December 31, 1996, the Owned Systems had approximately 571,000 basic subscribers and approximately 204,000 premium service units. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's revenues increased 6.6% during 1996 compared to 1995.

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

    EBITDA as a percentage of revenues increased from 51.6% during 1995 to 54.6% in 1996. The increase was primarily caused by revenue increases as described above. EBITDA increased from $119.4 million to $133.8 million, or by 12.1%. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's EBITDA increased from $117.7 million to 132.9 million, or by 12.9%. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

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

    Operating income increased from $585,000 to $6.9 million during 1996 compared to 1995. The $6.4 million increase was principally due to increases in revenues in excess of increases in operating expenses as discussed above. Excluding the Eastern Georgia cable systems sold on July 1, 1996, the Partnership's operating income increased by $7.2 million.

    Interest expense, including the effects of interest rate hedging agreements, decreased from $95 million to $83.3 million, or by 12.3%, during 1996 compared to 1995. The decrease was due to interest expense of $3.5 million related to the increased amortization of deferred loan costs recorded during 1995, the effect of lower average interest rates (9.1% during 1996 compared to 9.4% during 1995) and lower average debt balances outstanding. Payment-in-kind interest expense associated with the Notes, (under which interest payment requirements are met by delivery of additional Notes) and, in 1995 only, payment-in-kind interest expense associated with the $20 million Falcon Telecable's $20 million aggregate principal amount of 11.56% notes payable, amounted to $26.6 million during 1996 compared to $27.1 million in 1995. Interest rate hedging agreements resulted in additional interest expense of $1.0 million during 1996 and $729,000 in 1995.

    Due to the factors described above, the Partnership's net loss increased from $68 million to $74.7 million, or by 9.8%, during 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $76.3 million during 1997 on capital expenditures. In addition to the purchase of substantially all of the Falcon Classic Systems in March 1998 for $76.8 million and the anticipated subsequent purchase of Classic's Somerset system for approximately $6.4 million, management's current plan calls for the expenditure of approximately $101 million in capital expenditures in 1998, including approximately $68.2 million to rebuild and upgrade certain of the Owned Systems. The Partnership's proposed spending plans (including its plans for 1998) are constantly being reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt agreements), franchise requirements, competitive circumstances and other factors.

    As discussed in Note 3 to the consolidated financial statements, on July 12, 1996 the Partnership amended its principal credit facility with a $775 million Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") in order to finance the $247.4 million acquisition of the assets of FCSC, pay transaction and financing costs of approximately $5.6 million and prepay $28.6 million of subordinated debt. The Amended and Restated Credit Agreement provides for maximum available borrowings of $774 million at December 31, 1997, reducing to $185 million at December 31, 2004. As of December 31, 1997, the amount outstanding under the Amended and Restated Credit Agreement was $606 million and, subject to complying with covenants, the Partnership had available to it additional borrowings thereunder of approximately $38.3 million. On a proforma basis to reflect the March 1998 acquisition of substantially all of the Falcon Classic systems, the amount outstanding would have been $682.8 million and the Partnership would have had available to it additional borrowings of approximately $20.2 million. The Amended and Restated Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of December 31, 1997, borrowings under the Amended and Restated Credit Agreement bore interest at an average rate of 7.69% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at December 31, 1997 of $560 million. Agreements in effect at December 31, 1997 totaled $520 million, with the remaining $40 million to become effective as certain of the existing contracts mature during 1998. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through July 2001. In addition to these agreements the Partnership has one interest rate swap contract with a notional amount of $25 million under which it pays variable LIBOR rates and receives fixed rate payments, and one $25 million interest rate cap contract under which the Partnership pays variable Libor rates, subject to a cap of 5.49%. In The Amended and Restated Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of December 31, 1997.

    On March 29, 1993, the Partnership issued $175 million aggregate principal amount of its 11% Senior Subordinated Notes (the "Notes") in connection with the Partnership's formation. As a result of payment-in-kind interest payments under the Notes, the aggregate principal of the Notes outstanding as of December 31, 1997 had increased to $282.2 million. Future interest payments are permitted to be paid in kind until the year 2000, when cash payment is required. However the Partnership, as permitted by the terms of the Indenture, has elected to begin to pay interest payments in cash beginning with the payment due March 15, 1998. This election required an amendment to the Amended and Restated Credit Agreement, which had prohibited cash interest payments on the Notes until September 30, 2000. The Notes also contain various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness. The incurrence of additional indebtedness test limits the ratio of the total debt of the Partnership to Operating Cash Flow (as defined in the indenture) to 7.5 to 1 if such indebtedness is incurred through December 31, 1999 and to 6.5 to 1 thereafter.

    The Partnership is presently pursuing a private placement of $500 million gross proceeds of Debentures. The net proceeds of the Offering are to be used to repay certain outstanding indebtedness, including all outstanding Notes. The offering is being made in a private placement only to certain specified qualified institutional buyers, non-United States persons and a limited number of accredited institutional investors. Such offering will only be made by confidential offering memorandum delivered to specified qualified investors. There can be no assurance that such placement will be successfully completed. The Partnership is also negotiating a new Bank Credit Agreement which would replace the Amended and Restated Credit Agreement and provide funds for the closing of the TCI Transaction. There can be no assurance that the Partnership will be able to negotiate a new Bank Credit Facility on acceptable terms.

    At the closing of the TCI Transaction, New Falcon will assume the rights and obligations of FHGLP under the indenture for any of the Notes then outstanding, if any, and will be substituted for FHGLP as the obligor under the Notes. In addition, New Falcon will assume certain other indebtedness of FHGLP and TCI, including amounts outstanding under Amended and Restated Credit Agreement. The TCI Transaction is conditioned upon New Falcon's obtaining new financing in an amount sufficient to pay off the indebtedness under the Amended and Restated Bank Agreement and the other indebtedness to be assumed by New Falcon as a result of the TCI Transaction.

    The Contribution Agreement provides that immediately following the consummation of the TCI Transaction, New Falcon will contribute substantially all of its assets to New Falcon II, subject to certain indebtedness to be assumed by New Falcon II, including the Notes and the New Credit Facility. Thus, New Falcon II will be substituted for New Falcon as the obligor under the Notes and the New Credit Facility. Any of the Notes then outstanding will be redeemed in full by New Falcon II prior to October 1998 in accordance with the redemption provisions of the indenture if the related financings described herein are completed and the TCI Transaction is consummated. The Partnership has received the necessary approvals from its senior lenders to effect such redemption. The Notes are redeemable at the option of the obligor, in whole or in part, at any time on or after September 15, 1998, at 105.5% of the outstanding principal amount, plus accrued interest to the redemption date.

    In connection with the decision to make interest payments on the Notes in cash and the anticipated redemption of the Notes, the Partnership entered into various interest rate swap agreements with three banks on February 10, 1998 in order to reduce the interest cost. The agreements call for the Partnership to receive payments at 11%; and to make payments at 7.625% for the period September 16, 1997 through September 15, 1998 on a notional principal amount of $282.2 million. The contracts further call for the Partnership to pay at a fixed rate of 7.625% and receive interest at variable LIBOR--based rates for the period September 16, 1998 through September 15, 2003 on a notional principal amount of $297.7 million.

    As discussed in Item 1., "Business--Other Investments," on June 6, 1997, the Partnership and Enstar formed EFC. On September 30, 1997, EFC obtained a secured bank facility with $35 million of availability from two agent banks in order to obtain funds that would be loaned to certain Enstar Limited Partnerships. The lenders advanced $7.5 million to EFC, which in turn advanced those funds to a number of Enstar Limited Partnerships at closing. The EFC bank facility is non-recourse to the Partnership and matures on August 31, 2001 at which time all funds previously advanced will be due in full.

    Beginning in August 1997, the General Partner elected to self-insure the Partnership's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to the geographical diversification of the Partnership's asset base and due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

    The Partnership (I.E., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. Prior to October 1995, the Partnership conducted certain international investment and development activities. In October 1995, the Partnership sold certain of its international investments to FIC for approximately $6.3 million. The Partnership was reimbursed $1.9 and $1.1 million in 1995 and 1996, respectively, for operating costs related to these investments. The Partnership expects to incur no further liquidity obligations in respect of international investments, although the amount of reimbursement FHGLP receives from FIC with respect to the salaries of certain of its employees has been significantly reduced for 1997. All of the Owned Systems are owned by subsidiaries of the Partnership. Accordingly, the Partnership is financially dependent on the receipt of permitted payments from the Owned Systems, management and consulting fees from domestic cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Systems to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the former Bank Credit Agreement permitted the Owned

Partnerships to remit to FHGLP no more than 3.75% of their net cable revenues, as defined, in any year. The Amended and Restated Credit Agreement increased that amount to 4.25% effective July 12, 1996. For the year ended December 31, 1996 the limit was approximately $8.4 million ($3.5 million was actually remitted), and for 1997 the limit was approximately $10.4 million, with $6.8 million actually remitted. As a result of the 1998 acquisition of the Falcon Classic systems, the Partnership will no longer receive management fees and reimbursed expenses from Falcon Classic. Receivables from the Affiliated Systems for services and reimbursements described above amounted to approximately $11.3 million at December 31, 1997, which amount includes $7.5 million of notes receivable from the Enstar Systems. If the TCI Transaction is consummated as presently structured, of which there can be no assurance, the management personnel will become employees of New Falcon, but New Falcon II will be the obligor under the new bank financing and certain other debt. Consequently, New Falcon will have the same liquidity issues as outlined above and continue to be dependent on distributions from New Falcon II, subject to lender restrictions.

    The Partnership has historically pursued a strategy of seeking to acquire attractive acquisition candidates, with an emphasis on the acquisition of systems which can be integrated with its existing operations. Over the past two years, the Partnership has emphasized the acquisition of Affiliated Systems due to its familiarity with these assets and because, in many cases, these assets were already operationally integrated with Owned Systems located nearby. The Partnership cannot predict whether it will have access to adequate capital in the future to make further acquisitions of cable systems. The Partnership frequently considers opportunities to sell assets that it views as non-strategic.

    Effective as of December 31, 1997, as discussed in Item 1., "Business--Recent Developments," FHGLP and certain other parties entered into a settlement agreement resolving and settling a putative class action lawsuit relating to the Partnership's acquisition of the Falcon Classic Systems. In exchange for a complete dismissal of the Lawsuit with prejudice and releases, and without admitting or conceding any fault, liability or wrongdoing whatsoever, FHGLP and the other defendants agreed to establish a settlement fund which, net of agreed-upon insurance proceeds, amounted to $750,000 plus interest at 10% on the gross settlement amount of $1,250,000 from January 1, 1998 through closing of the sale as defined in the settlement agreement. The Partnership estimates the total net amount of the settlement, including its legal fees, will be approximately $1.0 million. The defendants also agreed to pay interest at 10% on the projected net sales proceeds of $64 million from January 1, 1998 through closing of the sale. This aspect increased the sale price of the systems closed in March 1998 by $1.1 million.

    A putative class action complaint has been filed against certain Falcon Systems in Missouri alleging that the systems' practice of charging a fee to subscribers whose payments are late constitutes an invalid liquidated damages provision. Plaintiffs seek recovery of all late fees paid to those systems as a class purporting to consist of all subscribers in Missouri who were assessed such fees during the applicable limitations period. Similar lawsuits have been filed against various other MSOs around the country. Although there can be no assurances, based in part upon the outcome of other similar lawsuits against other MSOs, the Company's management does not believe that the disposition of the Missouri lawsuit will have a material adverse effect on the Company. In addition, the Company understands that certain of the TCI Systems are involved with similar lawsuits.

    As more fully described in Note 2 to the consolidated financial statements, the Existing FHGLP Partnership Agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests in FHGLP held by its Group I, Group II and Group III limited partners (constituting approximately 60% of the common equity of FHGLP), at the holders' option. Certain of these interests are mandatorily redeemable at certain dates. Limited partnership interests held by the Group IV limited partner become redeemable in at a later date, subject to certain shared liquidity rights. In contemplation of the TCI Transaction, by agreement of the Group I, Group II, Group III and Group IV partners, the dates on which the partners may exercise certain put rights and the dates by which FHGLP is required to redeem certain partnership interests were tolled in accordance with the Contribution Agreement. The new dates are determined by adding to the original date the number of days in the period beginning on December 1, 1997 and ending ninety days after the earlier of December 31, 1998 or the date that the Contribution Agreement is terminated accordance with its terms. As a result, assuming that the Contribution Agreement is not terminated prior to December 31, 1998, FHGLP may be required to purchase the partnership interests held by the Group I, Group II and Group III partners during the period of January 2000 to October 2000, with the Class C partnership interests held by the Group IV partner becoming mandatorily redeemable in July 2005. If the Contribution Agreement is terminated prior to December 31, 1998, FHGLP may be required to redeem certain partnership interests earlier than the dates set forth above. Subject to certain customary exceptions, the Contribution Agreement may not be terminated without the consent of FHGLP prior to December 31, 1998. The purchase price for such partnership interests (other than Class C partnership interests, which are valued at their liquidation value as determined in accordance with the Existing FHGLP Partnership Agreement) will generally be determined through a third party appraisal mechanism, as specified in the Existing FHGLP Partnership Agreement, at the time such interests are redeemed, or through negotiation. The purchase price is to be paid in cash or, under certain circumstances, may be paid through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be determined based on a formula due to the preferred status of such Class C interests. Certain of the Partnership's debt agreements (including the Amended and Restated Credit Agreement and the Notes) restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. The obligations of FHGLP to redeem any significant amount of its limited partnership interests would result in a material liquidity demand on FHGLP, and there can be no assurance that FHGLP would be able to raise such funds on terms acceptable to FHGLP, or at all. However, upon completion of the TCI Transaction, the existing liquidity rights will be terminated and be replaced by certain new liquidity rights provided to the non-management limited partners in the New FHGLP Partnership Agreement.

    The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain of the Partnership's, process transactions based on two digits for the year of the transaction (for example, "97" for 1997). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000. The Partnership's management has commenced an assessment of its Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to its vendors and service providers. Based on a preliminary study, the Partnership's management has concluded that certain of its information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue based on operating and performance criteria. Replacement costs will be capitalized in accordance with generally accepted accounting principles and amortized over the lives of the assets. Maintenance costs will be expensed as incurred. The Partnership's management expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, is expected to be approximately $1.5 million.

    In addition to evaluating internal systems, the Partnership's management has also initiated communications with its significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's systems. The Partnership continues to closely monitor developments with its vendors and service suppliers.

    The following table sets forth, on a historical basis, for the periods indicated, certain items from the Consolidated Statements of Cash Flows of the
Partnership:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1995       1996       1997
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by operating activities:
  Net loss...................................................  $ (25,235) $ (49,985) $ (60,838)
  Payment-in-kind interest expense...........................     27,127     26,580     20,444
  Depreciation and amortization..............................     54,386    100,415    118,856
  Gain on sale of securities.................................    (13,267)    (2,264)    --
  Other......................................................        151     15,885     (1,075)
                                                               ---------  ---------  ---------
                                                               $  43,162  $  90,631  $  79,537
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Net cash used in investing activities:
  Capital expenditures.......................................  $ (37,149) $ (57,668) $ (76,323)
  Sale of available-for-sale securities......................     13,487      9,502     --
  Acquisitions of cable television systems, net of cash......      2,655   (247,397)    --
  Proceeds from sale of cable systems........................     --         15,000     --
  Other......................................................     (1,667)    (3,684)        36
                                                               ---------  ---------  ---------
                                                               $ (22,674) $(284,247) $ (76,287)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Net cash provided by (used in) financing activities:
  Net borrowings, (repayments)...............................  $  (9,866) $ 191,022  $  (3,222)
  Capital contributions......................................     --          5,000         93
  Deferred loan costs........................................     (6,320)    (3,823)       (29)
  Other......................................................        280     --            192
                                                               ---------  ---------  ---------
                                                               $ (15,906) $ 192,199  $  (2,966)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    1997 COMPARED TO 1996 (HISTORICAL)

    Cash provided by operating activities (including interest expense and management fee income) decreased from $90.6 million to $79.5 million, or by 12.3%, for the year ended December 31, 1997 compared to the corresponding period in 1996. The $11.1 million decrease resulted primarily from a net decrease of $5 million in other operating items (changes in receivables, cable materials and supplies, payables, accrued expenses and subscriber deposits and prepayments) and a $6.1 million decrease in payment-in-kind interest expense related to the Notes.

    Cash used in investing activities decreased from $284.2 million to $76.3 million, or by 73.2%, for the year ended December 31, 1997 compared to the corresponding period in 1996. The decrease was primarily due to the 1996 acquisition of FCSC's cable assets for $247.4 million, partially offset by an increase in capital expenditures of $18.7 million. Additionally, 1996 included cash proceeds from the sale of a system and net proceeds received by the Partnership upon the 1996 sale of its shares in Comcast UK.

    Cash from financing activities decreased from cash provided of $192.2 million for the year ended December 31, 1996 to a use of cash of $3 million in 1997. The change was due primarily to decreased borrowing activity in 1997.

    1996 COMPARED TO 1995 (HISTORICAL)

    Cash provided by operating activities (including interest expense and management fee income) increased from $43.2 million to $90.6 million or by 109.7%, for the year ended December 31, 1996 compared to the corresponding period in 1995. The $47.4 million increase resulted primarily from a net increase of $47.9 million of cash provided or used by other operating items (changes in receivables, cable materials and supplies, payables, accrued expenses and subscriber deposits and prepayments).

    Cash used in investing activities increased from $22.7 million to $284.2 million, or by 1,152.0%, for the year ended December 31, 1996 compared to the corresponding period in 1995. The change was due primarily to the $247.4 million acquisition on July 12, 1996 of the FCSC assets, and an increase in capital expenditures of $20.5 million. These increases were partially offset by $15 million of cash provided in 1996 in connection with the sale of a system an by $4 million less proceeds from the sale of securities.

    Cash flows from financing activities increased from a use of cash of $15.9 million for the year ended December 31, 1995 to cash provided of $192.2 million in 1996, or a change of $208.1 million. The change was due primarily to increased borrowings in 1996.

INFLATION

    Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance, due to the re-regulation of rates charged for certain cable services. See "Legislation and Regulation."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Existing FHGLP Partnership Agreement provides for the establishment of a Board of Representatives of the Partnership, which has the authority to approve annual budgets and whose approval is required in order for the Partnership to undertake certain actions specified in the Existing FGHLP Partnership Agreement. The Board of Representatives consists of eleven members, six of whom are appointed by FHGI (of whom a minimum of two must be outsiders since they may not be members of Falcon management), two of whom are appointed by Hellman & Friedman Capital Partners II, L.P., one of whom is appointed by Hellman & Friedman Capital Partners, one of whom is appointed by Boston Ventures Limited Partnership II and one of whom is appointed by Madison Dearborn Partners VI. Pursuant to the Existing FHGLP Partnership Agreement, the size of the Board of Representatives and the identity of the partners appointing its members will change if certain current partners cease to be partners.

    The directors and executive officers of FHGI are as follows:

         NAME                AGE                                     POSITION
-----------------------      ---      ----------------------------------------------------------------------
Marc B. Nathanson                52   Chairman of the Board, Chief Executive Officer and Director of FHGI
Frank J. Intiso                  51   President and Chief Operating Officer
Stanley S. Itskowitch            59   Executive Vice President, General Counsel and Director of FHGI
Michael K. Menerey               46   Executive Vice President, Chief Financial Officer and Secretary
Joe A. Johnson                   53   Executive Vice President--Operations
Thomas J. Hatchell               48   Executive Vice President--Operations
Jon W. Lunsford                  38   Executive Vice President--Finance

    Pursuant to certain management rights agreements with the Partnership, Hellman & Friedman Capital Partners and Hellman & Friedman Capital Partners II, L.P. have the right until December 31, 1999 to designate an aggregate of two directors of FHGI. To date such entities have concurred in the designation of Marc B. Nathanson and Stanley S. Itskowitch as the sole directors of FHGI. In the event such entities did not so concur, Mr. Nathanson, through his voting control of FHGI, would have the option of increasing the size of the Board of Directors of FHGI to a maximum of nine members. Upon consummation of the TCI Transaction, the foregoing management rights agreements will terminate.

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

Leonard J. Baxt (1)(2)                 Joseph M. Niehaus
John L. Bunce, Jr. (1)(2)              Steven Rattner (2)
Roy F. Coppedge, III (1)(2)            Lawrence M. Unrein
Paul J. Finnegan

------------------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

    The following sets forth certain biographical information with respect to the directors and executive officers of FHGI and the members of the Board of Representatives of FHGLP who are also members of Falcon management.

    MARC B. NATHANSON, 52, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, then the largest MSO in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA"). At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 28-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson has served as Chairman of the Board, Chief Executive Officer and President of Enstar since October 1988. Mr. Nathanson is a Director of T.V. Por Cable Nacional, S.A. de C.V., an Advisory Board member of TVA, (Brazil) and a Director of GRB Entertainment. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of FIC. Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate on August 14, 1995 for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency. He also serves on the Board of Radio Free Asia, Radio Free Europe and Radio Liberty. Mr. Nathanson is a trustee of the Annenburg School of Communications at the University of Southern California and a member of the Board of Visitors of the Anderson School of Management at the University of California, Los Angeles ("UCLA"). In addition, he serves on the Board of the UCLA Foundation and the UCLA Center for Communications Policy and is on the Board of Governors of AIDS Project Los Angeles. Mr. Nathanson received the "Entrepreneur of the Year Award" from Inc. Magazine in 1994.

    FRANK J. INTISO, 51, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer, with responsibility for the day-to-day operations of all cable television systems under FHGLP's management. Mr. Intiso has also served as Executive Vice President and as a Director of Enstar since October 1988. Mr. Intiso has a Masters Degree in Business Administration from UCLA and is a Certified Public Accountant. He serves as Chair of the California Cable Television Association and is on the boards of the Cable Advertising Bureau, Cable in the Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association and the Southern California Cable Television Association.

    STANLEY S. ITSKOWITCH, 59, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche LLP). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch has also served as Senior Vice President or Executive Vice President and as a Director of Enstar since October 1988. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

    MICHAEL K. MENEREY, 46, has been Executive Vice President, Chief Financial Officer and Secretary of FHGI since February 1998 and was Chief Financial Officer and Secretary of FHGI and its predecessors between 1984 and 1998. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and he was formerly associated with BDO Seidman. Mr. Menerey has also served as Chief Financial Officer, Secretary and as a Director of Enstar since October 1988.

    JOE A. JOHNSON, 53, has been Executive Vice President of Operations of FHGI since September 1995, and was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter.

    THOMAS J. HATCHELL, 48, has been Executive Vice President of Operations of FHGI since February 1998. From October 1995 to February 1998, he was Senior Vice President of Operations of Falcon International Communications, L.P. and its predecessor company and was a Senior Vice President of FHGI from January 1992 to September 1995. Mr. Hatchell was a Divisional Vice President of FHGI between 1989 and 1992. From 1981 to 1989 he served as Vice President and Regional Manager for Falcon's San Luis Obispo, California region. He was Vice President--Construction of an affiliate of Falcon from June 1980 to June 1981. In addition, he served as a General Manager of the cable system in Tulare County, California, from 1977 to 1980. Prior to that time, Mr. Hatchell served as a cable executive with the Continental Telephone Company.

    JON W. LUNSFORD, 38, has been Executive Vice President--Finance of FHGI since February 1998 and was Vice President--Finance and Corporate Development of FHGI between September 1994 and 1998. From 1991 to 1994, he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

    The following sets forth certain biographical information with respect to the members of the Board of Representatives of the Partnership who are not members of management. Each of such persons has been a member of the Board of Representatives since the formation of the Partnership except for Messrs. Finnegan, Unrein and Niehaus, each of whom was first appointed in 1995, 1996 and 1997, respectively.

    LEONARD J. BAXT, 50, has been a partner in the Washington, D.C. office of the law firm of Dow Lohnes & Albertson since 1980. Mr. Baxt heads the Corporate Department of Dow Lohnes & Albertson and specializes in the acquisition and financing of media and telecommunications companies.

    JOHN L. BUNCE, JR., 39, is a General Partner of Hellman & Friedman. Prior to joining Hellman & Friedman in 1988, Mr. Bunce was a Vice President with the venture capital firm of TA Associates. Previously, he was employed in the Mergers & Acquisitions and Corporate Finance Departments of Lehman Brothers Kuhn Loeb. Mr. Bunce is a director of Western Wireless Corporation, MobileMedia Corporation and T.V. Por Cable Nacional, S.A. de C.V. and numerous private companies. Mr Bunce is also a director of FIC.

    ROY F. COPPEDGE, III, 49, has been a General Partner of Boston Ventures and a director of Boston Ventures Management, Inc. since August 1983. Prior to that date he was a First Vice President of The First National Bank of Boston and headed the bank's U.S. Merchant Banking group. He is currently a director of American Media, Inc. and Sinclair Broadcast Group, Inc. Mr. Coppedge is also a director of FIC.

    PAUL J. FINNEGAN, 45, has been a Vice President of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Capital Partners, L.P. since January 1993. Previously, he served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Finnegan currently serves a director of Omnipoint Corporation and as a member of the Board of Trustees of The Skyline Fund.

    JOSEPH M. NIEHAUS, 35, is a General Partner of Hellman & Friedman. Prior to joining Hellman & Friedman in 1989, Mr. Niehaus was employed in the Merchant Banking and Mergers & Acquisitions

Departments of Morgan Stanley & Co. Incorporated. Mr. Niehaus is a director of Hoyts Cinemas Limited, Hoyts Cinemas America Limited and numerous private companies. Mr. Niehaus is also a director of FIC.

    STEVEN RATTNER, 45, is a Managing Director of Lazard Freres & Co. LLC. Between 1986 and 1989, Mr. Rattner was a Managing Director at Morgan Stanley & Co. Incorporated.

    LAWRENCE M. UNREIN, 42, is Vice President at J.P. Morgan Investment Management ("JPMIM"). Mr. Unrein is head of the Private Equity Group. Prior to joining JPMIM in 1997, Mr. Unrein spent 17 years with AT&T Investment Management Corp. ("ATTIMCO"), an investment management subsidiary of AT&T where he was responsible for managing the public and private equity and fixed income portion of $80 billion in corporate employee benefit funds. Mr. Unrein serves on the Board of Directors at Hamilton Services Corp.; is the Treasurer at Malcolm Baldridge, Quality Award Foundation and also serves on numerous private equity Advisory Boards such as Morgan Stanley Capital Partners, New Enterprises Associates, APA Excelsior, Accel, Asian Infrastructure, Butler Capital, Hellman & Friedman, TA Associates, Saunders, Karp, Megrue, North Bridge Ventures and Prudential Asia.

OTHER OFFICERS OF FALCON

    The following sets forth, as of December 31, 1997, certain biographical information with respect to additional members of the management of FHGI:

    LYNNE A. BUENING, 44, has been Vice President of Programming of FHGI since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast and newspaper industries.

    OVANDO COWLES, 44, has been Vice President of Advertising Sales and Production of FHGI since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice TV, an affiliate of Falcon, from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

    ABEL C. CRESPO, 38, has been Controller of FHGI since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

    HOWARD J. GAN, 51, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988. He was General Counsel at Malarkey-Taylor Associates, a Washington, D.C.-based telecommunications consulting firm, from 1986 to 1988. Mr. Gan was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

    R.W. ("SKIP") HARRIS, 50, has been Vice President of Marketing of FHGI since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for the Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

    JOAN SCULLY, 62, has been Vice President of Human Resources of FHGI and its predecessors since May 1988. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time, she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

    RAYMOND J. TYNDALL, 50, has been Vice President of Engineering of FHGI since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband and is a member of the Cable Pioneers.

    In addition, FHGI has six Divisional Vice Presidents who are based in the field. They are Donald L. Amick, Daniel H. DeLaney, Ron L. Hall, Michael E. Kemph, Michael D. Singpiel and Robert S. Smith.

ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes the compensation paid or accrued by the Partnership to the Chief Executive Officer of FHGI and to each of the four other most highly compensated executive officers of FHGI for services rendered during the three years ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                              ANNUAL COMPENSATION           ALL
                                                                          ---------------------------      OTHER
NAME AND PRINCIPAL POSITION                                                 SALARY           BONUS        COMPENSATION(1)
----------------------------------------------------------------------    -----------     -----------     --------
Marc B. Nathanson, Chairman and Chief Executive Officer
  1997................................................................    $   615,424(2)  $   122,460(2)  $2,400
  1996................................................................        291,020(2)       56,998(2)  2,610
  1995................................................................        619,619(2)      123,952(2)  2,174

Frank J. Intiso, President and Chief Operating Officer
  1997................................................................        588,432         111,072     2,400
  1996................................................................        587,923         106,800     2,610
  1995................................................................        539,085          98,753     2,530

Stanley S. Itskowitch, Executive Vice President and General Counsel
  1997................................................................        309,976(2)       52,530(2)  2,047
  1996................................................................        191,962(2)       32,845(2)  2,140
  1995................................................................         95,154(2)       14,287(2)    461

Michael K. Menerey, Executive Vice President, Chief Financial Officer
  and Secretary
  1997................................................................        255,548(2)       47,754(2)  1,721
  1996................................................................        247,023(2)       45,806(2)  1,725
  1995................................................................        227,938          42,642     1,564

Jon W. Lunsford Executive Vice President--Finance
  1997................................................................        200,769          40,000     1,440
  1996................................................................        191,461          38,000     1,425
  1995................................................................        170,000          34,000     1,255

------------------------

(1) These amounts relate to term life insurance premiums paid by the Partnership.

(2) Net of reimbursement for salary and bonus the Partnership received from FIC related to the time of Mr. Nathanson ($204,000 and $41,000, $500,000 and $100,002, and $107,216 and $21,448) Mr. Itskowitch ($71,000 and $18,000,
    $175,000 and $35,000, and $242,640 and $48,513) and Mr. Menerey ($431 and
    $86, $968 and $194), spent on international activities in 1997, 1996 and in 1995, respectively.

PROFIT SHARING PLAN

    The Partnership maintains a cash or deferred profit sharing plan referred to as the Smart 401K Plan (the "Plan"), covering substantially all of its employees. The Plan allows participants to elect to make a contribution in an amount up to 20% of their annual compensation, which otherwise would have been payable to the participant as salary. Additionally, subject to certain limitations, the Partnership can contribute to the Plan on a discretionary basis, as determined by management, an amount that does not exceed 15% of the annual aggregate compensation, as defined, paid to participating employees. In general, participants in the Plan vest in any Partnership contributions according to the following schedule:

YEARS OF SERVICE                                PERCENTAGE VESTED
---------------------------------------------  -------------------
Less than 3 years............................               0%
3............................................              20
4............................................              40
5............................................              60
6............................................              80
7............................................             100

    The following executive officers named in the Summary Compensation Table are participants in the Plan and, as of December 31, 1997 were 100% vested: Marc B. Nathanson, Frank J. Intiso, Stanley S. Itskowitch and Michael K. Menerey.

    There were no contributions charged against operations for the Plan in 1995, 1996 or 1997.

1993 INCENTIVE PERFORMANCE PLAN

    On December 30, 1993, the Partnership assumed the obligations of FHGI for its 1993 Incentive Performance Plan (the "Incentive Plan"). The value of the interests in the Incentive Plan is tied to the equity value of certain Partnership Units in FHGLP held by FHGI. In connection with the assumption by the Partnership, FHGI agreed to fund any benefits payable under the Incentive Plan through additional capital contributions to the Partnership, the waiver of its rights to receive all or part of certain distributions from the Partnership and/or a contribution of a portion of its Partnership Units to the Partnership. The benefits which are payable under the Incentive Plan are equal to the amount of distributions which FHGI would have otherwise received with respect to 3,780.14 of the Units of the Partnership held by FHGI, 237.98 of the Class A Units of the Partnership held by FHGI, and a portion of FHGI's interest in certain of the partnerships that are the general partners of the Affliated Partnerships. Benefits are payable under the Incentive Plan only when distributions would otherwise be paid to FHGI with respect to the above-described Units and interests. The Incentive Plan is scheduled to terminate on January 5, 2003, at which time the Partnership is required to distribute the Units described above to the participants in the Incentive Plan. At such time, FHGI is required to contribute the Units to the Partnership to fund such distributions. The participants in the Incentive Plan are present and former employees of the Partnership and its operating affiliates, all of whom are 100% vested. Prior to the closing of the TCI Transaction, FHGLP will amend the Incentive Plan to provide for payments by FHGLP at the closing of the TCI Transaction to participants in an aggregate amount of approximately $6.6 million and to reduce by such amount FHGLP's obligations to make future payments to participants under the Incentive Plan. At the closing of the TCI Transaction, New Falcon will assume the obligations of FHGLP under the Incentive Plan, as so amended, other than the obligation to make the payments at closing of the TCI Transaction.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year ended December 31, 1997, Marc B. Nathanson, Chairman of the Board and Chief Executive Officer, Frank J. Intiso, President and Chief Operating Officer, Stanley S. Itskowitch, Executive Vice President and General Counsel, and Michael K. Menerey, Executive Vice President, Chief

Financial Officer and Secretary, participated in deliberations with the Board of Representatives of the Partnership with respect to executive officer compensation.

    The Partnership leases certain office space for its corporate financial center (located in Pasadena, California) from a partnership owned by Marc B. Nathanson and his wife (the "Pasadena Lease"). The Pasadena Lease commenced on October 1, 1990 and was for a term of five years. The Partnership has negotiated a new lease expiring September 30, 2005. The base rent is currently approximately $31,000 per month, and will increase to approximately $35,000 per month in the first quarter of 1998 due to additional space required in connection with the TCI transaction. The Partnership believes that the terms of the new Pasadena lease are consistent with leases between unaffiliated parties involving similarly situated properties. The Partnership also assumed a lease for office space in a building owned by Marc B. Nathanson and his wife in connection with the acquisition of the assets of FCSC. The rent on this property is less than $60,000 per year. This property will be purchased by the Partnership in March, 1998 for a purchase price determined by two independent appraisals.

    In addition, the Partnership provides certain accounting, bookkeeping and clerical services to Marc B. Nathanson. Mr. Nathanson pays for a portion of the costs relating to these services, and the Partnership pays the balance. The net amount paid by the Partnership in 1997 was approximately $163,000. See Note 10 to the consolidated financial statements.

COMPENSATION OF DIRECTORS

    The directors of FHGI receive no compensation for their services as directors thereof. The members of the Board of Representatives of the Partnership receive no compensation for their service on the board other than reimbursement of expenses.

MANAGEMENT LOANS

    As a condition of his employment in September 1994, the Partnership loaned Jon W. Lunsford, Vice President-Finance and Corporate Development, an aggregate of $125,000 pursuant to a promissory note secured by a second trust deed on real property. This loan bears interest at the rate of 7.05% per annum, payable annually, and the unpaid principal and related accrued interest is due and payable on December 31, 2002. Effective December 31, 1994 and continuing until the loan is repaid, two-thirds of each annual bonus payment, if any, payable to Mr. Lunsford will be applied first as payment against accrued interest payable and secondly as a principal payment against the loan balance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table and footnotes set forth, as of December 31, 1997, the beneficial ownership of general partnership interests and Class A and Class B limited partnership interests of the Partnership by (i) each person who is known to the Partnership to own beneficially more than 5% of such Partnership interests and (ii) all executive officers of the Partnership and the members of the Board of Representatives of the Partnership.

                                                                                     NUMBER OF UNITS
                                                                    TYPE OF            ASSIGNED TO
                                                                  PARTNERSHIP          PARTNERSHIP      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS                               INTEREST            INTEREST         OWNERSHIP
-------------------------------------------------------------  ------------------  -------------------  -----------
                                                                  General Partner          --                100.0%
                                                                  Limited Partner          36,107             36.1%
Marc B. Nathanson(1)(2)......................................
Hellman & Friedman(3)........................................     Limited Partner          35,446             35.4%
Leeway & Co.(4)..............................................     Limited Partner          10,732             10.7%
Boston Ventures(5)...........................................     Limited Partner           6,816              6.8%
Falcon First Communications, LLC(6)(7).......................     Limited Partner           2,043              2.1%
Frank J. Intiso(1)(8)........................................     Limited Partner           1,808              1.8%
Stanley S. Itskowitch(1)(9)..................................     Limited Partner             645            *
Michael K. Menerey(1)(10)....................................     Limited Partner              67            *
Steven Rattner(11)...........................................     Limited Partner             310            *
Leonard J. Baxt(12)..........................................     Limited Partner              82            *
All executive officers and members of the Board of
  Representatives of the Partnership as a group (13
  persons)(13)...............................................     General Partner          39,019            100.0%
                                                                  Limited Partner                             39.0%

------------------------

  * Less than 1%

 (1) The address for each of such persons is c/o Falcon Cable TV, 10900 Wilshire Blvd., 15th Floor, Los Angeles, California 90024.

 (2) Marc B. Nathanson individually holds of record no partnership units of the Partnership. However, by virtue of Mr. Nathanson's ownership of a majority of the voting securities of FHGI, the general partner of the Partnership, he has voting and investment power as to the 11,195 limited partnership units of the Partnership held of record by FHGI. Although FHGI has equity ownership, and therefore investment power, over 11.2% of the partnership units of the Partnership, pursuant to the Existing FHGLP Partnership Agreement, this constitutes only a 9.1% voting power percentage. In addition, because Mr. Nathanson is co-trustee of two irrevocable trusts that own a majority of the voting securities of Advance TV of California Inc., he shares voting and investment power as to the 3,308 limited partnership units of the Partnership held of record by such entity. Mr. Nathanson also is the general partner of Advance Company, Ltd. And therefore has voting and investment power as to the 1,254 limited partnership units of the Partnership held of record by such limited partnership. As the owner of a majority of the voting securities of Blackhawk Holding Company, Inc., Mr. Nathanson has voting and investment power as to the 6,472 limited partnership units of the Partnership held by such corporation. Also, as trustee of a revocable trust, the Falcon Cable Trust, Mr. Nathanson has voting and investment power as to the 13,878 limited partnership units of the Partnership held by such trust. Mr. Nathanson also beneficially owns .46% of Falcon Classic Cable Income Properties, L.P. and 2.58% of Falcon Video Communications, L.P., each an Affiliated Partnership.

 (3) Of such 35,446 limited partnership units, 8,924 are held of record by Hellman & Friedman Capital Partners and 26,522 are held of record by Hellman & Friedman Capital Partners II, L.P., both of which entities are controlled by Hellman & Friedman. Hellman & Friedman has equity ownership, and therefore investment power over only 35.4% of the partnership units of the Partnership pursuant to the Existing FHGLP Partnership Agreement, Hellman & Friedman Capital Partners has an 8.9% voting power percentage and Hellman & Friedman Capital Partners II, L.P. has a 28.7% voting power percentage, which results in Hellman & Friedman having voting power over 37.6% of the partnership units of the Partnership. The address is One Maritime Plaza, 12th Floor, San Francisco, California 94111.

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

 (6) Represents Class B partnership interests held of record by Falcon First Communications, LLC ("FFC"). Madison Dearborn Partners VI, of which Mr. Finnegan is a general partner, is the sole manager of FFC. Excludes the Class C partnership units held of record by FFC which generally do not have voting rights and are entitled to participate in the profits of the Partnership under limited circumstances after receipt of a preferred return as described in the Existing FHGLP Partnership Agreement. Except for its partnership interest in the Partnership, FFC is otherwise unaffiliated with any other Falcon entity. The address is c/o Madison Dearborn Partners Inc., Three First National Plaza, Suite 3800, Chicago, IL 60670-0501.

 (7) All information in this table excludes Class C Partnership interests which generally do not have voting rights and participate in the profits of the Partnership under limited circumstances after receipt of a preferred return as described in the Partnership Agreement. All such Class C partnership interests are held of record by FFC.

 (8) Frank J. Intiso beneficially owns 0.04% of Falcon Classic Cable Income Properties, L.P. and 0.35% of Falcon Video Communications, L.P., each an Affiliated Partnership.

 (9) Stanley S. Itskowitch beneficially owns 0.09% of Falcon Classic Cable Income Properties, L.P., and 0.35% of Falcon Video Communications, L.P., each an Affiliated Partnership.

 (10) Michael K. Menerey beneficially owns 0.04% of Falcon Classic Cable Income Properties, L.P. and 0.15% of Falcon Video Communications, L.P., each an Affiliated Partnership.

 (11) The address is c/o Lazard Freres & Co. LLC., Thirty Rockefeller Plaza, New York, New York 10020.

 (12) The address is c/o Dow, Lohnes & Albertson PLLC, 1200 New Hampshire Avenue, N.W., Washington, D.C. 20036-6802.

 (13) Each of John L. Bunce, Roy F. Coppedge, III, Paul J. Finnegan, Joseph M. Niehaus and Lawrence M. Unrein serves on the Board of Representatives as the designee of an affiliated partner of the Partnership. Each such person disclaims beneficial ownership of the partnership interest owned by the related entity. Except as otherwise identified in the table, no member of the Board of Representatives is the record owner of any partnership interests in the Partnership.

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

    FALCON CABLE SYSTEMS COMPANY. On July 12, 1996, the Partnership acquired the assets of FCSC. See "Business." In connection with this transaction, FCSC paid a $6.2 million disposition fee to Falcon Cable Investors Group, its general partner, ("FCIG"), which in turn distributed the fee, along with cash on hand of approximately $1.6 million, to its partners. As a result, FCIG distributed funds as follows: Marc B. Nathanson, approximately $3.9 million; Hellman and Friedman Capital Partners, II, L.P. approximately $2.3 million; Frank J. Intiso approximately $759,000; Steven Rattner approximately $68,000; and the Partnership approximately $758,000. FCSC also paid the Partnership approximately $5.2 million of previously deferred fees.

    FALCON CLASSIC CABLE INCOME PROPERTIES, L.P. In March 1998, the Partnership acquired substantially all of the assets of Falcon Classic. See Item 1., "Business--Recent Developments." In connection with this sale, Falcon Classic paid a partial distribution of approximately $587,000 to Falcon Classic Cable Investors Group ("FCCIG"), its general partner, in respect of its ownership interest in Falcon Classic. After repaying its $221,000 note payable to Falcon Classic, FCCIG distributed $365,600 as follows: Marc B. Nathanson, approximately $103,800 million; Hellman and Friedman Capital Partners II, L.P. approximately $193,900; Frank J. Intiso approximately $6,700; Stanley S. Itskowitch approximately $14,600; Michael K. Menerey approximately $6,700; Leonard Baxt approximately $1,400; Steven Rattner approximately $5,300; and the Partnership approximately $33,200. The remaining distribution relates to the sale of the Somerset system, which is expected to result in proceeds of approximately $63,200 to FCCIG, which proceeds will be distributed to the FCCIG partners in the same proportion as the payments enumerated above.

    FALCON VIDEO COMMUNICATIONS, L.P. As discussed in Item 1., "Business--Recent Developments" and in Note 2 to the consolidated financial statements, the partners of Falcon Video have agreed to combine Falcon Video's assets with those of the Partnership concurrent with the TCI Transaction. If the TCI Transaction has not occurred, then at any time subsequent to May 15, 1999, either the Partnership or certain limited partners of Falcon Video may initiate the sale of the partnership based on an appraised value. In such a circumstance, the Partnership may submit a bid for the assets of Falcon Video at or above their appraised value. If a limited partner initiates the sale process, then the limited partners may agree to either (i) sell the assets to the Partnership at its bid, (ii) sell such assets to an unaffiliated third party at a price equal to at least 105% of the price which the Partnership agreed to pay or (iii) not effect a sale of the assets. If the Partnership initiates the sale process, any such sale to an unaffiliated third party must be at a price equal to at least 102.5% of the price which the Partnership agreed to pay. The limitations on the price at which sales may be made described above terminate on May 15, 2001. In addition, the Amended and Restated Partnership Agreement of Falcon Video prohibits any Falcon entity from directly or indirectly acquiring, managing, operating or otherwise participating in any business or operation which (i) constitutes a media property or provides the same or equivalent services as a media property (including, by way of example, a satellite master antenna television system, multi-point distribution service or direct broadcast service), and is conducted wholly or partially within any community or other area served by the cable television systems owned by Falcon Video or (ii) which otherwise competes in any material respect with any investments of Falcon Video.

    FALCON INTERNATIONAL COMMUNICATIONS LLC. On October 4, 1995, the Partnership sold its investments and loans in the Philippines and India to FIC, a newly-formed, separately capitalized entity, the members of which include members of management of the Partnership and certain of its limited partners. The sales price of approximately $6.3 million in cash was determined to be the fair market value of the assets and was supported by an appraisal conducted by an independent third party. In addition, the Partnership received an additional $1.9 million, $1.1 million and $398,000 in cash as reimbursement for 1995, 1996 and 1997 operating costs related to international investments. There is also an insurance cost allocation agreement between the Partnership and FIC. In order to focus its limited capital resources on the upgrade and rebuild needs of the Owned Systems, the Partnership does not expect to pursue any further international investments. There is an insurance cost allocation agreement between the Partnership and FIC. See Item 1. "Business--International Activities."

    INDEMNIFICATION OF THE GENERAL PARTNER

    The Existing FHGLP Partnership Agreement provides that FHGI, as the General Partner of FHGLP will be indemnified by the Partnership for acts performed within the scope of its authority under the Partnership Agreement if such General Partner (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that its conduct was negligent. In addition, the Existing FHGLP Partnership Agreement provides that the General Partner will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as its management shall determine, insurance on behalf of the General Partner, and such other persons as the General Partner shall determine, against any liability that may be asserted against or expense that may be incurred by such person and against which the Partnership would be entitled to indemnify such person pursuant to the Existing FHGLP Partnership Agreement for certain wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

OTHER

    The Partnership has leased certain office space for its corporate financial center (located in Pasadena, California) from a partnership owned by Marc B. Nathanson and his wife, Jane Nathanson. The lease commenced on October 1, 1990 and has been extended through September 30, 2005. The rent is currently approximately $31,000 per month, will increase to approximately $35,000 per month in the first quarter of 1998 due to additional space required in connection with the TCI transaction and is indexed for inflation. The terms of the current lease have been negotiated on an arm's length basis. It is expected that any future modifications to the leasing agreement will be approved by the members of the Board of Representatives of the Partnership other than Marc B. Nathanson. The Partnership also assumed a lease for office space in a building owned by Marc B. Nathanson and his wife in connection with the acquisition of the assets of FCSC. The rent on this property is less than $60,000 per year. This property will be purchased by the Partnership in 1998 for $282,500, a price determined by two independent appraisals.

    As noted herein, certain executive officers of the Partnership have ownership interests in the Affiliated Partnerships and in other domestic and international cable operations in addition to their equity interests in the Partnership. Conflicts of interest may arise at various times in respect of the allocation of time, personnel and other resources as between the Owned Systems the Affiliated Systems and other ventures. However, the Affiliated Partnerships each have Advisory Committees or similar bodies which, among other things, act in the case of conflicts of interest.

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

      (b)  Reports on Form 8-K

           The Registrant filed a Form 8-K dated December 30, 1997 reporting under Item 5 its execution of a Contribution and Purchase Agreement with Falcon Communications,
           L.P., TCI Falcon Holdings, LLC, and certain other persons.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                               PAGE
                                                                                                             ---------

  Report of Ernst & Young LLP, Independent Auditors........................................................     F-2

  Consolidated Balance Sheets at December 31, 1996 and 1997................................................     F-3

  Consolidated Statements of Operations for each of the three years in the period ended December 31,
    1997...................................................................................................     F-4

  Consolidated Statements of Partners' Deficit for each of the three years in the period ended December 31,
    1997...................................................................................................     F-5

  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31,
    1997...................................................................................................     F-6

  Notes to Consolidated Financial Statements...............................................................     F-7

  Schedule II--Valuation and Qualifying Accounts...........................................................    F-33

  All other schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                           FALCON HOLDING GROUP, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1996          1997
                                                            ------------  ------------
                                                              (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and cash equivalents...............................  $     13,633  $     13,917
  Receivables:
    Trade, less allowance of $907,000 and $825,000 for
      possible losses.....................................        10,942        13,174
    Affiliates............................................         6,458        11,254
  Other assets............................................        10,555        14,576
  Other investments.......................................         3,446         1,776
  Property, plant and equipment, less accumulated
    depreciation and amortization.........................       309,128       324,559
  Franchise cost, less accumulated amortization of
    $173,742,000 and $203,700,000.........................       256,461       222,281
  Goodwill, less accumulated amortization of $12,454,000
    and $18,531,000.......................................        72,956        66,879
  Customer lists and other intangible costs, less
    accumulated amortization of $8,793,000 and
    $25,517,000...........................................        76,448        59,808
  Deferred loan costs, less accumulated amortization of
    $5,755,000 and $7,144,000.............................        14,296        12,134
                                                            ------------  ------------
                                                            $    774,323  $    740,358
                                                            ------------  ------------
                                                            ------------  ------------

                          LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
  Notes payable...........................................  $    885,786  $    911,221
  Accounts payable........................................        10,561         9,169
  Accrued expenses........................................        47,228        52,789
  Customer deposits and prepayments.......................         1,627         1,452
  Deferred income taxes...................................        10,301         7,553
  Minority interest.......................................           193           354
  Equity in losses of affiliated partnerships in excess of
    investment............................................         3,224         3,202
                                                            ------------  ------------
TOTAL LIABILITIES.........................................       958,920       985,740
                                                            ------------  ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY...............................       271,902       171,373
                                                            ------------  ------------
PARTNERS' DEFICIT:
  General partner.........................................       (12,591)      (13,200)
  Limited partners........................................      (443,908)     (403,555)
                                                            ------------  ------------
TOTAL PARTNERS' DEFICIT...................................      (456,499)     (416,755)
                                                            ------------  ------------
                                                            $    774,323  $    740,358
                                                            ------------  ------------
                                                            ------------  ------------

          See accompanying notes to consolidated financial statements.

                           FALCON HOLDING GROUP, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                1995          1996          1997
                                                            ------------  ------------  ------------
                                                                     (DOLLARS IN THOUSANDS)
REVENUES..................................................  $    151,208  $    217,320  $    255,886
                                                            ------------  ------------  ------------
EXPENSES:
  Service costs...........................................        41,626        60,302        75,643
  General and administrative expenses.....................        30,026        36,878        46,437
  Depreciation and amortization...........................        54,386       100,415       118,856
                                                            ------------  ------------  ------------
    Total expenses........................................       126,038       197,595       240,936
                                                            ------------  ------------  ------------
    Operating income......................................        25,170        19,725        14,950
                                                            ------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest expense, net...................................       (57,777)      (71,602)      (79,137)
  Equity in net income (loss) of investee partnerships....        (5,705)          (44)          443
  Other income, net.......................................        13,077           814           885
  Income tax benefit......................................            --         1,122         2,021
                                                            ------------  ------------  ------------
NET LOSS..................................................  $    (25,235) $    (49,985) $    (60,838)
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                           FALCON HOLDING GROUP, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                                                         UNREALIZED
                                                                                          GAIN ON
                                                                                         AVAILABLE-
                                                              GENERAL       LIMITED       FOR-SALE
                                                              PARTNER       PARTNERS     SECURITIES      TOTAL
                                                            ------------  ------------  ------------  ------------
                                                                            (DOLLARS IN THOUSANDS)
PARTNERS' DEFICIT,
  January 1, 1995.........................................  $    (11,839) $   (257,770) $    12,851   $   (256,758)
    Acquisition of Falcon First, Inc......................            --        61,268           --         61,268
    Reclassification to redeemable partners' equity.......            --      (177,938)          --       (177,938)
    Net loss for year.....................................          (252)      (24,983)          --        (25,235)
    Sale of marketable securities.........................            --            --      (12,133 )      (12,133)
    Unrealized loss on available-for-sale securities
      (included in other investments).....................            --            --         (885 )         (885)
                                                            ------------  ------------  ------------  ------------
PARTNERS' DEFICIT,
  December 31, 1995.......................................       (12,091)     (399,423)        (167 )     (411,681)
    Net loss for year.....................................          (500)      (49,485)          --        (49,985)
    Sale of marketable securities.........................            --            --          167            167
    Capital contribution..................................            --         5,000           --          5,000
                                                            ------------  ------------  ------------  ------------
PARTNERS' DEFICIT,
  December 31, 1996.......................................       (12,591)     (443,908)          --       (456,499)
    Reclassification from redeemable partners' equity.....            --       100,529           --        100,529
    Net loss for year.....................................          (609)      (60,229)          --        (60,838)
    Capital contribution..................................            --            53           --             53
                                                            ------------  ------------  ------------  ------------
PARTNERS' DEFICIT,
  December 31, 1997.......................................  $    (13,200) $   (403,555) $        --   $   (416,755)
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                           FALCON HOLDING GROUP, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1995         1996        1997
                                                                               -----------  -----------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss...................................................................  $   (25,235) $   (49,985) $ (60,838)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Payment-in-kind interest expense.........................................       27,127       26,580     20,444
    Depreciation and amortization............................................       54,386      100,415    118,856
    Amortization of deferred loan costs......................................        5,840        2,473      2,192
    Gain on sale of securities...............................................      (13,267)      (2,264)    --
    Gain on casualty losses..................................................      --           --          (3,476)
    Equity in net losses of investee partnerships............................        5,705           44       (443)
    Provision for losses on receivables, net of recoveries...................        3,076        2,417      5,714
    Deferred income taxes....................................................      --            (2,684)    (2,748)
    Other....................................................................          (17)         764      1,319
  Increase (decrease) from changes in:
    Receivables..............................................................         (348)      (2,420)    (9,703)
    Other assets.............................................................       (1,269)        (274)    (4,021)
    Accounts payable.........................................................         (214)       4,750     (1,357)
    Accrued expenses.........................................................      (12,542)      10,246     13,773
    Customer deposits and prepayments........................................          (80)         569       (175)
                                                                               -----------  -----------  ---------
    Net cash provided by operating activities................................       43,162       90,631     79,537
                                                                               -----------  -----------  ---------
Cash flows from investing activities:
  Capital expenditures.......................................................      (37,149)     (57,668)   (76,323)
  Proceeds from sale of available-for-sale securities........................       13,487        9,502     --
  Increase in intangible assets..............................................       (2,631)      (4,847)    (1,770)
  Acquisitions of cable television systems...................................      --          (247,397)    --
  Cash acquired in connection with the acquisition of Falcon First, Inc......        2,655      --          --
  Proceeds from sale of cable system.........................................      --            15,000     --
  Other......................................................................          964        1,163      1,806
                                                                               -----------  -----------  ---------
    Net cash used in investing activities....................................      (22,674)    (284,247)   (76,287)
                                                                               -----------  -----------  ---------
Cash flows from financing activities:
  Borrowings from notes payable..............................................      408,707      700,533     37,500
  Repayment of debt..........................................................     (418,573)    (509,511)   (40,722)
  Deferred loan costs........................................................       (6,320)      (3,823)       (29)
  Capital contributions......................................................      --             5,000         93
  Minority interest capital contributions....................................          280      --             192
                                                                               -----------  -----------  ---------
    Net cash provided by (used in) financing activities......................      (15,906)     192,199     (2,966)
                                                                               -----------  -----------  ---------
Increase (decrease) in cash and cash equivalents.............................        4,582       (1,417)       284
Cash and cash equivalents, at beginning of year..............................       10,468       15,050     13,633
                                                                               -----------  -----------  ---------
Cash and cash equivalents, at end of year....................................  $    15,050  $    13,633  $  13,917
                                                                               -----------  -----------  ---------
                                                                               -----------  -----------  ---------

          See accompanying notes to consolidated financial statements.

                           FALCON HOLDING GROUP, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

    Falcon Holding Group, L.P., a Delaware limited partnership (the "Partnership" or "FHGLP"), owns and operates cable television systems serving small to medium-sized communities and the suburbs of certain cities in 23 states (the "Owned Systems") as of December 31, 1997. The Partnership also controls, holds varying equity interests in and manages certain other cable television systems for a fee (the "Affiliated Systems" and, together with the Owned Systems, the "Systems"). As of December 31, 1997, the Affiliated Systems operated cable television systems in 16 states. FHGLP is a limited partnership, the sole general partner of which is Falcon Holding Group, Inc., a California corporation ("FHGI").

    The consolidated financial statements include the consolidated accounts of FHGLP, its subsidiary cable television operating partnerships and corporations (the "Owned Subsidiaries") and those operating partnerships' general partners, which are owned by FHGLP. The consolidated financial statements include the accounts of Enstar Communications Corporation, ("ECC"), a wholly-owned subsidiary of one of the operating partnerships, which is the general partner of the 15 limited partnerships operating under the name "Enstar" (the "Enstar Systems", which are Affiliated Systems). The consolidated financial statements also include the accounts of Enstar Finance Company, LLC ("EFC"), which ECC and the Partnership formed on June 6, 1997 in order to provide financing to certain of the Enstar limited partnerships. See Note 7.

    All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements do not give effect to any assets that the partners may have outside their interests in the Partnership, nor to any obligations, including income taxes, of the partners.

    On December 28, 1995, the Partnership completed the acquisition of all of the direct and indirect ownership interests in Falcon First, Inc. ("Falcon First") which it did not previously own. Falcon First was previously managed by the Partnership and, as such, classified as an "Affiliated Partnership" in prior periods. Due to the proximity of the acquisition date to December 31, 1995, no operating results were included for Falcon First for 1995, except for the management fees received by FHGLP pursuant to its management agreement with Falcon First. On July 12, 1996, the Partnership acquired the assets of Falcon Cable Systems Company ("FCSC"), an Affiliated Partnership. The results of operations of these Systems have been included in the consolidated financial statements of FHGLP from July 12, 1996. Management fees and reimbursed expenses received by the Partnership from FCSC for the period of January 1, 1996 through July 11, 1996 are also included in the consolidated financial statements and have not been eliminated in consolidation. See Note 3.

CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1996 and 1997 included $4.1 million and $4.5 million of investments in commercial paper and short-term investment funds of major financial institutions.

INVESTMENTS IN AFFILIATED PARTNERSHIPS

    The Partnership is the general partner of certain entities, which in turn act as general partner of related partnerships which own, directly or through subsidiaries, cable television systems managed by the Partnership (the "Affiliated Partnerships"). The Partnership's effective ownership interests in the Affiliated

                           FALCON HOLDING GROUP, L.P.

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
Partnerships are less than one percent. The Affiliated Partnerships are accounted for using the equity method of accounting. Equity in net losses are recorded to the extent of the investments in and advances to the partnerships plus obligations for which the Partnership, as general partner, is responsible. The liabilities of the Affiliated Partnerships, other than amounts due the Partnership, principally consist of debt for borrowed money and related accrued interest.

OTHER INVESTMENTS

    Certain investments in which the Partnership exercises significant influence over the operations of the investee are carried on the equity method. Other investments are carried at cost.

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

CABLE TELEVISION SYSTEMS:

Headend buildings and equipment...............................................     10-16 years
Trunk and distribution........................................................      5-15 years
Microwave equipment...........................................................     10-15 years

OTHER:

Furniture and equipment.......................................................       3-7 years
Vehicles......................................................................      3-10 years
Leasehold improvements........................................................   Life of lease

FRANCHISE COST AND GOODWILL

    The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises and goodwill. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and in the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 25 years (composite 12 year average). Goodwill is amortized over 20 years. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

CUSTOMER LISTS AND OTHER INTANGIBLE COSTS

    Customer lists and other intangible costs include customer lists, covenants not to compete and organization costs which are amortized using the straight-line method over two to five years.

DEFERRED LOAN COSTS

    Costs related to borrowings are capitalized and amortized to interest expense over the life of the related loan.

                           FALCON HOLDING GROUP, L.P.

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
RECOVERABILITY OF ASSETS

    The Partnership assesses on an ongoing basis the recoverability of intangible assets (including goodwill) and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Partnership also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

    Revenues from cable services are recognized as the services are provided. Management fees are recognized on the accrual basis based on a percentage of gross revenues of the respective cable television systems managed.

DERIVATIVE FINANCIAL INSTRUMENTS

    As part of the Partnership's management of financial market risk and as required by certain covenants in its Amended and Restated Credit Agreement, the Partnership enters into various transactions that involve contracts and financial instruments with off-balance-sheet risk, including interest rate swap and interest rate cap agreements. The Partnership enters into these agreements in order to manage the interest-rate sensitivity associated with its variable-rate indebtedness. The differential to be paid or received in connection with interest rate swap and interest rate cap agreements is recognized as interest rates change and is charged or credited to interest expense over the life of the agreements. Gains or losses for early termination of those contracts are recognized as an adjustment to interest expense over the remaining portion of the original life of the terminated contract.

INCOME TAXES

    The Partnership and its direct and indirect subsidiaries, except for Falcon First and ECC, are limited partnerships or limited liability companies and pay no income taxes as entities. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1997, the book basis of the Partnership's net assets exceeded its tax basis by $58.8 million.

    Falcon First and ECC are corporations and are subject to federal and state income taxes, which have not been significant. Deferred taxes relate principally to the difference between book and tax basis of the cable television assets of Falcon First, partially offset by the tax effect of related net operating loss carryforwards.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the 1997 presentation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           FALCON HOLDING GROUP, L.P.

NOTE 2 -- PARTNERSHIP MATTERS

    In connection with the acquisition of Falcon First, the Third Amended and Restated Partnership Agreement (the "Existing FHGLP Partnership Agreement") became effective on December 28, 1995. The Existing FHGLP Partnership Agreement provides for Class A, Class B and Class C partnership interests. At December 31, 1997, there were 6,237.05 Class A partnership units and 93,762.95 Class B partnership units. Class C partnership interests are generally not expressed in units but are carried at liquidation value. Income and losses of the Partnership are generally allocated to the General Partner and limited partners in proportion to the partnership interest held by each Partner. The Class C partnership interests have certain preferences with respect to the allocation of income and distributions of the Partnership. On August 1, 1996, the Partnership received $5 million from certain existing limited partners who purchased additional partnership interests, the proceeds of which were used to temporarily repay outstanding debt under the Amended and Restated Credit Agreement. These limited partners also entered into an option agreement to acquire additional partnership interests in the future for a purchase price of $10 million.

    Holders of Class A and B partnership units have voting rights in all partnership matters requiring a vote; the votes of the holder of Class C partnership interests are required for certain transactions, generally related to distributions. Class C partnership interests have a stated value of approximately $51.4 million which will increase at the annual rate of 8% from December 28, 1997 to December 27, 1999, 10% from December 28, 1999 to December 27, 2001, and 12% from December 28, 2001 until redemption. The Class C partnership interests must be redeemed by the Partnership in March 2004 at their then stated value. Class C partnership interests also have priority in liquidation over other partnership units in the amount of stated value.

    The Existing FHGLP Partnership Agreement provides for certain groups of holders of partnership units to have certain rights and priorities with respect to other holders of partnership units. Among these rights are stated obligations of the Partnership to redeem partnership units at fair value for Class A and B partnership units, or in the case of Class C partnership interests, as described above, at stated value. As more fully described below, partnership interests held by specified groups are subject to mandatory redemption and/or have the option to require redemption ("puts") of such partnership interests. As discussed in more detail below, these rights and priorities will be significantly revised and partially satisfied upon the closing of the TCI Transaction (as described below). Set forth below is a description of the rights and priorities contained in the Existing FHGLP Partnership Agreement.

    The following table sets forth the holdings and the estimated redemption rights of each of these groups of holders.

                                                        CLASS A      CLASS B                       ESTIMATED
                                                      PARTNERSHIP  PARTNERSHIP   REDEMPTION   REDEMPTION VALUE AT
                                                         UNITS        UNITS        RIGHTS      DECEMBER 31, 1997
                                                      -----------  -----------  ------------  -------------------
Group I Partners....................................      --         8,658.02   Put             $    17,446,000
Group II Partners...................................    1,368.13    36,748.96   Mandatory            76,809,000
Group III Partners..................................      --        10,732.30   Put                  21,627,000
Group IV Partner (Class B)..........................      --         2,043.33   Put                   4,118,000
Group IV Partner (Class C)..........................      --           --       Mandatory            51,373,000
                                                      -----------  -----------                -------------------
Redeemable Partners' Equity.........................    1,368.13    58,182.61                   $   171,373,000
                                                      -----------  -----------                -------------------
                                                      -----------  -----------                -------------------

                           FALCON HOLDING GROUP, L.P.

NOTE 2 -- PARTNERSHIP MATTERS (CONTINUED)
    The estimated redemption values at December 31, 1997 were based on management's estimate of the relative fair value of such interests under current market conditions. The actual redemption value of all partnership interests (other than Class C partnership interests) will generally be determined through negotiation or a third party appraisal mechanism at the time such units are put, and the appraisers will not be bound by historical estimates. Accordingly, such appraised valuations may be greater than or less than management's estimates and any such variations could be significant. The redemption value of the Class C partnership interests will generally be determined based on a formula due to the preferred status of such Class C interests.

    Group I holders have the option to require redemption of one-third of their partnership units at fair value effective September 1996; two-thirds of their partnership units effective September 1997; and all of their partnership units effective September 1998. The September 1996 and 1997 put rights were not exercised. Subject to certain conditions, the Partnership is required to redeem the Group II partnership units at fair value during the period July 1, 1998 through June 30, 1999. If Group I holders exercise their put rights (election is required to be made between December and March prior to the above effective dates), the Group II partnership units cannot be redeemed until the Group I redemption has been completed. The Group III partnership units must be redeemed concurrently with the redemption of the Group II partnership units unless the Group III holders exercise an option to not be so redeemed. If the Group III holders exercise their option not to be so redeemed, on the earlier of March 31, 2000 or approximately nine months after the Partnership's purchase of the Group II partnership units and for every two years thereafter, there will be a 90-day period during which the Partnership may elect to redeem the Group III partnership units and the Group III holders may elect to put their Group III partnership units (which redemption or put shall be effective within 180 days after the election to redeem or put, as applicable).

    The Class C partnership interests held by the Group IV holder may be repurchased by the Partnership at any time, and from time to time, at a price equal to the stated value thereof, and are subject to mandatory redemption at stated value in March 2004. The Group IV holder has the option to require redemption of its Class B partnership units at fair value at any time after June 30, 2004. Under certain circumstances, the Group IV holder may elect to share in the existing liquidity rights of the Group II holders. Certain of the Partnership's debt agreements (including the Amended and Restated Credit Agreement and the Notes) restrict the Partnership's ability to: (i) make distributions to fund the purchase of partnership units pursuant to the redemption provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase, and (iii) sell a substantial amount of its assets. Absent the TCI Transaction discussed below, there can be no assurance that the Partnership would be able to satisfy the above obligations without a recapitalization of the Partnership and a renegotiation of its debt obligations. If the Partnership fails to purchase certain of the limited partnership interests within a specified period after the Partnership's purchase obligations arise, absent an alternative arrangement with the partners, liquidation of the Partnership's assets would be necessary.

    In the event of liquidation, the Partnership is required to distribute assets and/or the proceeds from liquidation first, to pay all debts and liabilities outstanding; second, to the holder of the Class C partnership interests; and finally, to holders of the Class A and Class B partnership interests in proportion to their respective percentage interests.

    In contemplation of the TCI Transaction, by agreement of the Group I, Group II, Group III and Group IV partners, the dates on which the partners may exercise certain put rights and the dates by which

                           FALCON HOLDING GROUP, L.P.

NOTE 2 -- PARTNERSHIP MATTERS (CONTINUED)
FHGLP is required to redeem certain partnership interests were tolled in accordance with the Contribution Agreement. The new dates are determined by adding to the original date the number of days in the period beginning on December 1, 1997 and ending ninety days after the earlier of December 31, 1998 or the date that the Contribution Agreement is terminated in accordance with its terms. As a result, assuming that the TCI Transaction has not closed and the Contribution Agreement is not terminated prior to December 31, 1998, the tolling period will be approximately sixteen months and the Partnership would not be required to purchase the partnership interests held by the Group I, Group II and Group III partners until the period of January 2000 to October 2000, with the Class C partnership interests held by the Group IV partner not becoming mandatorily redeemable until July 2005. If the Contribution Agreement is terminated prior to December 31, 1998, these new dates would be pushed forward accordingly and FHGLP may be required to redeem certain partnership interests earlier than the dates set forth above. Subject to certain customary exceptions, the Contribution Agreement may not be terminated without the consent of FHGLP prior to December 31, 1998.

    Upon completion of the TCI Transaction, the existing liquidity rights will be terminated and be replaced by certain new liquidity rights provided to the non-management limited partners in the new FHGLP Partnership Agreement.

    TCI TRANSACTION

    On December 30, 1997 FHGLP entered into a Contribution and Purchase Agreement (as it may be amended, the "Contribution Agreement") with Falcon Communications, L.P., a California limited partnership ("New Falcon"), TCI Falcon Holdings, LLC, a Delaware limited liability company ("TCI"), an affiliate of Tele-Communications, Inc., the existing partners of FHGLP and certain other persons (the transactions contemplated by the Contribution Agreement being referred to collectively as the "TCI Transaction"). The parties to the Contribution Agreement have agreed to consolidate under the ownership and control of New Falcon substantially all of the Systems and all of the TCI systems. The Systems to be contributed to New Falcon include the Systems owned by Falcon Video Communications, L.P. ("Falcon Video"), an Affiliated Partnership, which had revenues of $32.1 million for the year ended December 31, 1997. The contributed Systems will represent all of the Owned Systems and all of the Affiliated Systems currently under the control of FHGLP except for the Enstar Systems. The TCI systems will be contributed to New Falcon subject to $429.7 million of existing debt, which will be refinanced. The TCI systems, which had revenues of $119.5 million for the year ended December 31, 1997, are located in California, Oregon, Washington, Missouri and Alabama. Following completion of the TCI Transaction (the "Closing"), the TCI systems will be consolidated into and operated by the Owned Subsidiaries of the Partnership.

    New Falcon was organized as a California limited partnership in October 1997. Concurrently with the execution of the Contribution Agreement, FHGLP and TCI entered into an Amended and Restated Agreement of Limited Partnership of New Falcon (the "New Falcon Partnership Agreement"). FHGLP will own, subject to possible adjustment pursuant to the Contribution Agreement, approximately 53% of the equity of New Falcon and will serve as the managing general partner of New Falcon. TCI will own, subject to possible adjustment pursuant to the Contribution Agreement, approximately 47% of the equity of New Falcon. FHGI will continue to serve as the sole general partner of FHGLP. As such, subject to certain governance provisions set forth in the New Falcon Partnership Agreement, FHGI and its senior management will manage the business and day-to-day operations of New Falcon.

                           FALCON HOLDING GROUP, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- PARTNERSHIP MATTERS (CONTINUED)

    As a result of the TCI Transaction, it is contemplated that New Falcon will initially assume (subject to a subsequent assumption by New Falcon II, as described below) the rights and obligations of FHGLP under the indenture (the "Indenture") governing FHGLP's 11% Senior Subordinated Notes due 2003 (the "Notes"). Accordingly, New Falcon will be substituted for FHGLP as an obligor under the Notes (subject to such subsequent assumption by New Falcon II). As of December 31, 1997, the aggregate principal amount of the Notes outstanding was $282.2 million. In addition, New Falcon will assume certain other indebtedness of FHGLP and TCI. The TCI Transaction is conditioned upon New Falcon's obtaining new financing in an amount sufficient to refinance its then existing indebtedness to be assumed by New Falcon as a result of the TCI Transaction.

    The Contribution Agreement provides that immediately following the consummation of the TCI Transaction, New Falcon will contribute substantially all of its assets to Falcon Communications, LLC, a newly-formed limited liability company wholly-owned by New Falcon ("New Falcon II"), subject to certain indebtedness to be assumed by New Falcon II, including the Notes and the indebtedness resulting from New Falcon's new financing. Thus, New Falcon II will be substituted for New Falcon as the obligor under the Notes (which the Partnership expects to repurchase or redeem prior to October 15, 1998--See Note
7) and the new financing. Any of the Notes then outstanding (see Note 7) will be redeemed in full by FHGLP (or New Falcon II if the TCI Transaction has closed) prior to October 15, 1998 in accordance with the redemption provisions of the Indenture. Although there can be no assurances, the Partnership expects that it will receive the necessary approvals from its senior lenders to effect such redemption. The Notes are redeemable at the option of the obligor, in whole or in part, at any time on or after September 15, 1998, at 105.5% of the outstanding principal amount, plus accrued interest to the redemption date.

    As part of the TCI Transaction, FHGLP will redeem a specified portion of the partnership interests in FHGLP currently held by certain of the non-management limited partners of FHGLP (the "Redeemed Partners") in exchange for a portion of FHGLP's limited partnership interest in New Falcon (the "New Falcon Interests"). Following the redemption, TCI will purchase the New Falcon Interests from the Redeemed Partners for cash in the approximate aggregate amount of $154.7 million.

    The consummation of the TCI Transaction is also subject to, among other things, the satisfaction of customary closing conditions and the receipt of certain third-party or governmental approvals, including the consent of franchising authorities. Although there can be no assurance that such closing conditions will be satisfied, that the Partnership will be able to obtain new financing on acceptable terms or that the TCI Transaction will be consummated, management presently anticipates that the TCI Transaction will be completed in the third quarter of 1998.

    THE AMENDED PARTNERSHIP AGREEMENT OF FHGLP

    Concurrently with the closing of the TCI Transaction, the existing partners of the Partnership will enter into a Fourth Amended and Restated Agreement of Limited Partnership of Falcon Holding Group, L.P. (the "New FHGLP Partnership Agreement"), and two additional persons will be admitted to the Partnership as limited partners (by virtue of their contribution to the Partnership at the closing of their interests in Falcon Video). FHGI will remain the general partner of the Partnership.

    The New FHGLP Partnership Agreement will substantially alter the rights and preferences of the partnership interests held by the Group I, Group II, Group III and Group IV limited partners. Among other changes, the New FHGLP Partnership Agreement will (1) provide for only one class of limited

                           FALCON HOLDING GROUP, L.P.

NOTE 2 -- PARTNERSHIP MATTERS (CONTINUED) partnership interests; (2) eliminate the existing repurchase/put and conversion rights that currently apply to the partnership interests held by the Group I, Group II, Group III and Group IV limited partners and substitute a right of certain partners under certain circumstances to require that the Partnership or New Falcon purchase their interests and a right of the Partnership or New Falcon to purchase those interests; and (3) substantially alter the existing partnership governance provisions, including eliminating the Board of Representatives and substantially reducing the scope of partnership matters that require limited partnership approval and the percentage-in-interest required for such approval.

    The New FHGLP Partnership Agreement will also alter the allocation and distribution preferences that currently exist. Profits and losses will be allocated, and distributions will be made, in proportion to the partners' percentage interests, except that following a dissolution of the Partnership, distributions will be made first, to the two holders of certain interests which are entitled to the Preferred Return (the "Preferred Interests") until such partners have received the Preferred Return; second, to all other partners (excluding the holders of the Preferred Interests) until all partners (including the holders of the Preferred Interests) have received distributions in proportion to their percentage interests; thereafter, to all partners (including the holders of the Preferred Interests) in proportion to their percentage interests. "Preferred Return" will equal $6 million, plus a 10% return from the date of the closing of the TCI Transaction.

    Prior to closing, the Partnership intends to amend its existing Incentive Plan to provide for payments by the Partnership at closing to Participants (as defined under the Plan) in an aggregate amount of approximately $6.6 million and to reduce by such amount the Partnership's obligations to make future payments to Participants under the Plan. At closing, New Falcon will assume the obligations of the Partnership under the Incentive Plan, as so amended, other than the obligation to make payments at closing. Other than additional contributions by the General Partner in the amount of payments made by New Falcon under the Incentive Plan, the partners will not be required to make any additional capital contributions to the Partnership.

    The Partnership is the managing general partner and a limited partner of New Falcon, and TCI will be a general partner of New Falcon. Other than with respect to certain partnership matters that require the approval of New Falcon's Advisory Committee and certain additional partnership matters that require the approval of TCI, the Partnership has the exclusive authority to manage the business and operations of New Falcon.

    The Amended and Restated Agreement of Limited Partnership of New Falcon generally provides that profits and losses will be allocated, and distributions will be made, in proportion to the partners' percentage interests. Other than the contributions contemplated by the Contribution Agreement and certain additional contributions that may be required by the Partnership in connection with payments by New Falcon under the Incentive Plan, neither the Partnership nor TCI will be required to make any additional capital contributions to New Falcon.

NOTE 3 -- ACQUISITIONS AND SALES

    FALCON FIRST

    Falcon First, through wholly-owned subsidiaries, owns cable television systems in Georgia, Alabama, Mississippi and New York. Prior to the acquisition of Falcon First on December 28, 1995, the Partnership had managed the Falcon First Systems for a fee and held an indirect, minority interest in its former parent

                           FALCON HOLDING GROUP, L.P.

NOTE 3 -- ACQUISITIONS AND SALES (CONTINUED) company, Falcon First Communications, L.P. ("FFCLP"). As a result of the acquisition, the Falcon First Systems became Owned Systems; previously they were Affiliated Systems.

    The holders of the direct and indirect partnership interests in FFCLP, excluding the Partnership's affiliates, received newly issued partnership interests (Class B partnership interests) in the Partnership. In addition, certain holders of subordinated notes of FFCLP, through a newly-established holding company, received Class C partnership interests in the Partnership. The Class C partnership interests are entitled to a stated preference on liquidation and are mandatorily redeemable in 2004, subject to certain liquidity sharing rights. As of the closing of the Falcon First acquisition, the Class C partnership interests were entitled to an aggregate liquidation preference of approximately $51.4 million. See Note 2.

    FALCON CABLE SYSTEMS COMPANY

    The Systems of FCSC, acquired through a newly-formed subsidiary operating partnership on July 12, 1996, serve customers in California and Oregon and were previously managed by the Partnership as Affiliated Systems. As a result of the acquisition, the FCSC Systems became Owned Systems.

    The assets were acquired at a price determined by an appraisal process defined in the FCSC partnership agreement. Various legal challenges have been filed and are pending regarding the appraisal valuations. See Note 8.

    The acquisitions of Falcon First and FCSC were accounted for by the purchase method of accounting, whereby the purchase price of Falcon First was allocated to the assets and liabilities assumed based on the estimated fair values at the date of acquisition, and the purchase price of the FCSC assets was allocated based on an appraisal, as follows:

                                                                         FALCON
                                                                          FIRST        FCSC
                                                                       -----------  ----------
                                                                       (DOLLARS IN THOUSANDS)
PURCHASE PRICE:
Class B partnership interests issued.................................   $   9,895   $   --
Class C partnership interests issued.................................      51,373       --
Debt assumed.........................................................     120,621       --
Other liabilities assumed............................................       3,274       --
Transaction costs....................................................       5,278        5,625
Asset purchase price determined by appraisal.........................      --          247,397
                                                                       -----------  ----------
                                                                          190,441      253,022
                                                                       -----------  ----------
FAIR MARKET VALUE OF ASSETS AND LIABILITIES ACQUIRED:
Property, plant and equipment........................................      33,992       81,941
Franchise costs......................................................      88,003       69,936
Customer lists and other intangible assets...........................       3,411       75,840
Other assets.........................................................       5,705        7,060
Deferred taxes related to step-up of intangible assets...............       9,048       --
                                                                       -----------  ----------
                                                                          140,159      234,777
                                                                       -----------  ----------
  Excess of Purchase Price over Fair Value of Assets and Liabilities
    Acquired.........................................................   $  50,282   $   18,245
                                                                       -----------  ----------
                                                                       -----------  ----------

                           FALCON HOLDING GROUP, L.P.

NOTE 3 -- ACQUISITIONS AND SALES (CONTINUED)

    The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized using the straight-line method over 20 years.

    The Class B partnership interests issued in the Falcon First transaction were valued in proportion to the Partnership's estimated fair value, which was agreed upon by all holders of Partnership interests in the Third Amended and Restated Partnership Agreement, which became effective December 28, 1995. See
Note 2.

    The Class C partnership interests were valued at current stated liquidation value which was equivalent to the unpaid amounts due on the subordinated notes of FCC.

    In connection with the Falcon First transaction, the Partnership entered into a $435 million Senior Secured Reducing Revolver (the "Bank Credit Agreement") in order to refinance its existing indebtedness and Falcon First's existing indebtedness, repay other notes, fund capital expenditures and provide for general liquidity requirements. On July 12, 1996, in connection with the acquisition of the FCSC assets, the Partnership further amended the terms of the Bank Credit Agreement and increased the available borrowings to $775 million (the "Amended and Restated Credit Agreement") in order to acquire the FCSC assets, repay other notes, pay transaction and financing costs, and provide future working capital. See Note 7.

    Sources and uses of funds for each of the transactions were as follows:

                                                                         FALCON
                                                                          FIRST        FCSC
                                                                       -----------  ----------
                                                                       (DOLLARS IN THOUSANDS)
SOURCES OF FUNDS
Cash in Owned Systems................................................   $   5,325   $    7,757
Advance under bank credit facilities.................................     379,000      616,500
                                                                       -----------  ----------
  Total sources of funds.............................................   $ 384,325   $  624,257
                                                                       -----------  ----------
                                                                       -----------  ----------
USES OF FUNDS
Repay existing bank debt of the Partnership and of First, including
  accrued interest...................................................   $ 376,611   $  370,285
Purchase price of FCSC assets........................................      --          247,397
Transaction fees and expenses........................................       5,278        5,625
Available funds......................................................       2,436          950
                                                                       -----------  ----------
  Total uses of funds................................................   $ 384,325   $  624,257
                                                                       -----------  ----------
                                                                       -----------  ----------

The following unaudited condensed consolidated pro forma statements of operations present the consolidated results of operations of the Partnership as if the acquisitions had occurred at the beginning of the

                           FALCON HOLDING GROUP, L.P.

NOTE 3 -- ACQUISITIONS AND SALES (CONTINUED) periods presented and are not necessarily indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                           1995        1996
                                                                        ----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Revenues..............................................................  $  231,498  $  244,905
Expenses..............................................................     230,913     237,956
                                                                        ----------  ----------
  Operating income....................................................         585       6,949
Other expenses........................................................      74,554      82,728
                                                                        ----------  ----------
  Loss before income tax benefits.....................................     (73,969)    (75,779)
Income tax benefit....................................................       5,994       1,122
                                                                        ----------  ----------
Net loss..............................................................  $  (67,975) $  (74,657)
                                                                        ----------  ----------
                                                                        ----------  ----------

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

NOTE 4 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                           FALCON HOLDING GROUP, L.P.

NOTE 4 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) The following table depicts the fair value of each class of financial instruments for which it is practicable to estimate that value as of December
31:

                                                                            1996                     1997
                                                                   -----------------------  -----------------------
                                                                    CARRYING                 CARRYING
                                                                    VALUE(1)    FAIR VALUE   VALUE(1)    FAIR VALUE
                                                                   -----------  ----------  -----------  ----------
                                                                                (DOLLARS IN THOUSANDS)
Cash and cash equivalents........................................   $  13,633   $   13,633   $  13,917   $   13,917
Notes Payable (Note 7):
  11% Senior subordinated notes(2)...............................     253,537      225,648     282,193      299,125
  Amended and Restated Bank Credit Agreement(3)..................     616,000      616,000     606,000      606,000
  Other subordinated notes(2)....................................      15,000       16,266      15,000       16,202
  Capitalized lease obligations..................................         141          141          10           10
  Other..........................................................       1,108        1,108       8,018        8,018
                                                                   -----------  ----------  -----------  ----------


                                                                    NOTIONAL       FAIR      NOTIONAL       FAIR
                                                                    AMOUNT(4)    VALUE(5)    AMOUNT(4)    VALUE(5)
                                                                   -----------  ----------  -----------  ----------
Interest Rate Hedging Agreements (Note 7):
  Interest rate swaps............................................   $ 690,000   $       79   $ 585,000   $     (371)
  Interest rate caps.............................................      70,000         (305)     25,000         (148)

    The carrying value of interest rate swaps and caps was $865,000 and $402,000 at December 31, 1996 and 1997, respectively. See Note 7(e).

------------------------

(1) Carrying amounts represent cost basis.

(2) Determined based on quoted market prices of individual trades for those or similar notes. Accordingly, no inference may be drawn that such valuation would apply to the entire issue.

(3) Due to the variable rate nature of the indebtedness, the fair value is assumed to approximate the carrying value.

(4) The amount of debt on which current interest expense has been affected is $495 million and $520 million for swaps and $45 million and $25 million for caps, respectively, at December 31, 1996 and 1997. The balance of the contract totals presented above reflect contracts entered into as of December 31 which do not become effective until 1998, at which time effective contracts expire.

(5) The amount that the Partnership estimates it would receive (pay) to terminate the hedging agreements. This amount is not recognized in the consolidated financial statements.

NOTE 5 -- INVESTMENTS IN AFFILIATED PARTNERSHIPS

    FHGLP is the general partner of the Affiliated Partnerships shown below. FHGLP's effective ownership interest in the respective Affiliated Partnerships is less than one percent. FHGLP's investment in net losses in excess of equity of the Affiliated Partnerships was approximately $3.2 million at December 31, 1996 and 1997. FHGLP has the right, under certain circumstances, to acquire the assets of certain of the Affiliated Partnerships. See Notes 2 and 12.

                           FALCON HOLDING GROUP, L.P.

NOTE 5 -- INVESTMENTS IN AFFILIATED PARTNERSHIPS (CONTINUED)
    Investments in affiliated partnerships include:

       Falcon Classic Cable Investors, L.P., general partner of Falcon Classic Cable Income Properties, L.P. ("Falcon Classic" or "Classic").

       Falcon Video Communications Investors, L.P., general partner of Falcon Video.

       Enstar Partnerships, 15 limited partnerships of which ECC is the corporate general partner.

       Falcon Cable Investors Group, L.P., general partner of FCSC (through July 11, 1996 only. See Note 3).

       Falcon First Investors, L.P., general partner of Falcon First Communications, L.P. (through December 28, 1995 only. See Note 3).

    Investments in these partnerships are accounted for on the equity method of accounting. Equity in net losses are recorded to the extent of FHGLP's obligations as the general partner of the partnerships, except when the Partnership, as general partner or through subsidiaries, has guaranteed obligations of the partnerships.

    Summarized unaudited financial information of these partnerships is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1995        1996        1997
                                                           ----------  ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
AT PERIOD END
Total assets.............................................  $  333,422  $  216,352  $  203,885
Total liabilities........................................     367,383     178,448     171,607
Partners' equity (deficit)...............................     (33,961)     37,904      32,278

FOR THE PERIOD
Revenues.................................................  $  164,671  $  116,241  $   92,613
Depreciation and amortization............................      70,994      41,363      32,506
Operating income.........................................       4,460      13,117       9,266
Net loss.................................................     (36,648)     (7,658)     (3,678)

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1996         1997
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Cable television systems................................................................  $   500,697  $   555,253
Furniture and equipment.................................................................       17,915       19,067
Vehicles................................................................................       10,861       12,067
Land, buildings and improvements........................................................       10,575       10,723
                                                                                          -----------  -----------
                                                                                              540,048      597,110
Less accumulated depreciation and amortization..........................................     (230,920)    (272,551)
                                                                                          -----------  -----------
                                                                                          $   309,128  $   324,559
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                           FALCON HOLDING GROUP, L.P.

NOTE 7 -- NOTES PAYABLE

    Notes payable consist of:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                            (DOLLARS IN THOUSANDS)
FHGLP Only:
  11% Senior Subordinated Notes(a)........................................................  $  253,537  $  282,193
  Capitalized lease obligations...........................................................         141          10
Owned Subsidiaries:
  Amended and Restated Credit Agreement(b)................................................     616,000     606,000
  Other Subordinated Notes(c).............................................................      15,000      15,000
  Other(d)................................................................................       1,108       8,018
                                                                                            ----------  ----------
                                                                                            $  885,786  $  911,221
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    (A) 11% SENIOR SUBORDINATED NOTES

    On March 29, 1993, FHGLP issued $175 million aggregate principal amount of 11% Senior Subordinated Notes due 2003. Interest payment dates are semi-annual on each March 15 and September 15 commencing September 15, 1993. Through September 15, 2000 FHGLP, at its option, may pay all or any portion of accrued interest on the Notes by delivering to the holders thereof, in lieu of cash, additional Notes having an aggregate principal amount equal to the amount of accrued interest not paid in cash. Through December 31, 1997, the Partnership has elected to issue $107.2 million additional notes as payment-in kind for interest. The Partnership has elected to pay the interest payment due March 15, 1998 in cash, and under the terms of the Notes is required to continue to make cash payments. The Partnership obtained an amendment to the Amended and Restated Credit Agreement to permit payment of interest on the Notes in cash. The Notes represent unsecured general obligations of FHGLP, subordinated in right of payment to all senior indebtedness of FHGLP in the manner and to the extent set forth in the Indenture governing the Notes. In addition, the Notes are effectively subordinated to the claims of creditors of FHGLP's subsidiaries, including the Owned Partnerships. The Indenture contains, among others, covenants with respect to: (i) the incurrence of additional indebtedness, (ii) the making of investments, (iii) the making of restricted payments (as defined therein), (iv) transactions with affiliates, (v) asset sales (as defined) and
(vi) mergers, consolidations and sales of substantially all assets. The Indenture's limitation on the incurrence of additional indebtedness limits the ratio of the total debt of the Partnership to Operating Cash Flow (as defined in the Indenture) to 7.5 to 1 if such indebtedness is incurred through December 31, 1999 and to 6.5 to 1 thereafter. Management believes that the Partnership was in compliance with such covenants as of December 31, 1997.

    The Notes are redeemable at the option of the Partnership, in whole or in part, at any time on or after September 15, 1998, initially at 105.5% of the outstanding principal amount, plus accrued interest, to the redemption date.

    The Partnership is presently pursuing a sale of $300 million of Senior Debentures due 2010 and of $200 million gross proceeds of Senior Discount Debentures due 2010 (collectively the "Senior Debentures"). If the Partnership is successful in selling the Senior Debentures, of which there can be no assurance, the net proceeds would be used to temporarily repay debt outstanding under the Amended and Restated Credit Agreement, and the Partnership would commence a tender offer for the Notes shortly thereafter.

                           FALCON HOLDING GROUP, L.P.

NOTE 7 -- NOTES PAYABLE (CONTINUED)

    (B) AMENDED AND RESTATED CREDIT AGREEMENT

    The Partnership has a $775 million senior secured Amended and Restated Credit Agreement that matures on July 11, 2005 (see Note 3). The Amended and Restated Credit Agreement requires the Partnership to make annual reductions of $1.0 million on the Term Loan commencing December 31, 1997 and requires the Partnership to make quarterly reductions on the Reducing Revolver commencing March 31, 1999. Maximum available borrowings under the Amended and Restated Credit Agreement are $774 million at December 31, 1997 reducing to $185 million at December 31, 2004. The Amended and Restated Credit Agreement also includes a $75 million Acquisition Facility that the Partnership may, prior to December 31, 1998, request the Lenders to fund for the sole purpose of acquiring other businesses or assets and paying the applicable costs of such transactions, subject to certain terms and conditions. If any borrowings are advanced under this facility, quarterly repayments shall commence March 31, 1999 or later, (based on the amounts outstanding under the Reducing Revolver and Term Loan) and will not have a maturity date earlier than July 11, 2005. The Amended and Restated Credit Agreement requires interest on the amount outstanding under the Reducing Revolver to be tied to the ratio of consolidated total debt (as defined) to consolidated annualized cash flow (as defined). Interest rates are based on LIBOR or prime rates at the option of the Partnership. The LIBOR margin under the Reducing Revolver ranges from 0.75% to 1.625%, while interest on the Term Loan will be the LIBOR rate plus 2.375%.

    At December 31, 1997, the weighted average interest rate on borrowings outstanding under the Amended and Restated Credit Agreement (including the effects of the interest rate hedging agreements) was 7.69%. The Partnership is also required to pay a commitment fee per annum on the unused portion. The commitment fee is computed at 0.375% if the ratio of consolidated total debt to consolidated annualized operating cash flow is greater than or equal to 4.75x; if the ratio is less than 4.75x, the fee is computed at 0.25%. As of December 31, 1997, subject to covenant limitations, the Partnership had available borrowings under the Amended and Restated Credit Agreement of $38.3 million. Borrowings are collateralized by substantially all of the borrowers' assets (i.e. substantially all of the operating assets of the Partnership). In addition, FHGLP pledged certain of its assets to secure the borrowings, including its stock and partnership interests in its subsidiaries. However, the lending banks do not have recourse against the assets of FHGI or the limited partners of FHGLP.

    The Amended and Restated Credit Agreement contains various restrictions relating to, among other items, mergers and acquisitions, investments, indebtedness, contingent liabilities and sale of property and also contains restrictions regarding distributions and a change of management or a change in control (as defined). Additionally, the Amended and Restated Credit Agreement contains financial covenants which may, among other things, limit the amount the Partnership may borrow. The Amended and Restated Credit Agreement currently contains, among others, the following covenants, which provide that (i) consolidated cash flow to consolidated cash interest expense (as defined) shall exceed 2.00x; (ii) consolidated total debt (as defined, which definition does not include the Notes) to consolidated annualized cash flow (as defined) shall not exceed 5.50 prior to June 29, 1999 reducing to 2.50 after June 30, 2002 and thereafter; and (iii) consolidated annualized cash flow to consolidated pro forma debt service (as defined) shall be greater than 110%. Management believes that the Partnership was in compliance with all financial covenants as of December 31, 1997.

                           FALCON HOLDING GROUP, L.P.

NOTE 7 -- NOTES PAYABLE (CONTINUED)
    Substantially all of the assets of the Partnership are held by the Owned Subsidiaries. The Amended and Restated Credit Agreement contains restrictions that prohibit the Owned Subsidiaries from transferring assets or making distributions to FHGLP except for payments on account of management services provided by FHGLP, which were limited by the former Bank Credit Agreement based on the lesser of FHGLP's cash flow shortfall (as defined) or 3.75% of consolidated cable revenues (as defined). The 3.75% limit was raised to 4.25% under the Amended and Restated Credit Agreement, effective July 12, 1996. For 1996 and 1997 the permitted amount of distributions to FHGLP was $8.4 and $10.4 million; the actual amounts distributed were $3.5 and $6.8 million, respectively. Accordingly, at December 31, 1997, FHGLP faces a liquidity risk if it were to experience liquidity requirements in excess of the permitted distributions.

    The Partnership is presently negotiating a new Bank Credit Agreement which would replace the Amended and Restated Credit Agreement and provide funds for the Partnership's tender offer for the Notes and the closing of the TCI Transaction. There can be no assurance that the Partnership will be able to negotiate a new Bank Credit Facility on acceptable terms.

    (C) OTHER SUBORDINATED NOTES

    Other Subordinated Notes consist of 11.56% Subordinated Notes due March 2001. The subordinated note agreement contains certain covenants which are substantially the same as the covenants under the Amended and Restated Credit Agreement described in (b) above. At December 31, 1997, management believes that the Partnership was in compliance with such covenants.

    (D) OTHER

    Other notes payable consist of $7.5 million owed by EFC. On September 30, 1997, EFC obtained a secured bank facility with $35 million of availability from two agent banks in order to obtain funds that would be loaned to certain Enstar limited partnerships. The lenders advanced $7.5 million to EFC, which in turn advanced those funds to a number of Enstar limited partnerships at closing. The notes bear interest at LIBOR or prime rates at the option of EFC, plus margin add-ons as defined. The EFC bank facility is non-recourse to the Partnership and matures on August 31, 2001 at which time all funds previously advanced will be due in full. The Enstar partnerships utilized these funds to refinance existing debt and pay deferred management fees due ECC.

    (E) INTEREST RATE HEDGING AGREEMENTS

    The Partnership utilizes interest rate hedging agreements to establish long-term fixed interest rates on a portion of its variable-rate debt. The Amended and Restated Credit Agreement requires that the Partnership maintain hedging arrangements with respect to at least 50% of its total outstanding indebtedness, excluding the Notes, for a two year period at rates satisfactory to the Administrative Agent in order to manage the interest rate sensitivity on its borrowings. At December 31, 1997, the Partnership participated in interest rate hedging contracts with an aggregate notional amount of $560 million under which the Partnership pays interest at fixed rates ranging from 5.22% to 6.55%, (weighted average rate of 5.79%), and receives interest at variable LIBOR rates. $40 million of these contracts were not yet effective at December 31, 1997, but are scheduled to go into effect during 1998 as certain of the existing contracts mature. The Partnership has reduced this position by entering into an interest rate hedging contract with a notional amount of $25 million under which it receives a fixed interest payment at 5.49% and pays interest at a variable LIBOR rate. The hedging contracts expire between January 1998 and July 2001. Certain of

                           FALCON HOLDING GROUP, L.P.

NOTE 7 -- NOTES PAYABLE (CONTINUED)
these contracts with an aggregate notional amount of $145 million provide the counterparties with an option to extend the maturity of the contracts for one year on substantially similar terms. The Partnership has also entered into one LIBOR interest rate cap agreement aggregating $25 million as of December 31, 1997.

    The hedging agreements resulted in additional interest expense of $729,000, $1.0 million and $350,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Partnership does not believe that it has any significant risk of exposure to non-performance by any of its counterparties.

    In connection with the decision to make interest payments on the Notes in cash, the Partnership entered into various interest rate swap agreements with three banks on February 10, 1998 in order to reduce its interest cost. The agreements call for the Partnership to receive payments at 11%; and to make payments at 7.625% for the period September 16, 1997 through September 15, 1998 on a notional principal amount of approximately $282.2 million. The contracts further call for the Partnership to pay at a fixed rate of 7.625% and receive interest at variable LIBOR rates for the period September 16, 1998 through September 15, 2003 on a notional principal amount of approximately $297.7 million. The interest rate benefit received by the Partnership will be recognized over the life of the second interest rate swap agreement.

    (F) DEBT MATURITIES

    The Partnership's notes payable outstanding at December 31, 1997 mature as follows:

               11% SENIOR                    OTHER
              SUBORDINATED    NOTES TO    SUBORDINATED
    YEAR         NOTES         BANKS         NOTES         OTHER         TOTAL
------------  ------------  ------------  ------------  ------------  ------------
                              (DOLLARS IN THOUSANDS)
    1998      $   --        $      1,000  $   --        $        527  $      1,527
    1999          --               1,000      --                   1         1,001
    2000          --               1,000      --             --              1,000
    2001          --              67,000       15,000          7,500        89,500
    2002          --              96,000      --             --             96,000
 Thereafter       282,193        440,000      --             --            722,193
              ------------  ------------  ------------        ------  ------------
              $   282,193   $    606,000  $    15,000   $      8,028  $    911,221
              ------------  ------------  ------------        ------  ------------
              ------------  ------------  ------------        ------  ------------

    The maturity date of notes payable may be accelerated upon the occurrence of certain events. See Note 2.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

    The Partnership leases land, office space and equipment under operating leases expiring at various dates through the year 2039. See Note 10.

                           FALCON HOLDING GROUP, L.P.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum rentals for operating leases at December 31, 1997 are as follows:

YEAR
----------------------------------------------------------     TOTAL
                                                            ------------
                                                            (DOLLARS IN
                                                             THOUSANDS)
1998......................................................  $  1,954
1999......................................................     1,798
2000......................................................     1,651
2001......................................................     1,488
2002......................................................     1,386
Thereafter................................................     2,841
                                                            ------------
                                                            $ 11,118
                                                            ------------
                                                            ------------

    In most cases, management expects that, in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense amounted to $1.8 million in 1995, $2.1 million in 1996 and $2.4 million in 1997.

    In addition, the Partnership rents line space on utility poles in some of the franchise areas it serves. These rentals amounted to $1.9 million for 1995, $2.8 million for 1996 and $3.1 million for 1997. Generally, such pole rental agreements are short-term; however, the Partnership anticipates such rentals will continue in the future.

    Beginning in August 1997, the General Partner elected to self-insure the Partnership's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available. Management believes that the relatively small size of the Partnership's markets in any one geographic area coupled with their geographic separation will mitigate the risk that the Partnership could sustain losses due to seasonal weather conditions or other events that, in the aggregate, could have a material adverse effect on the Partnership's liquidity and cash flows. There can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. The Partnership continues to purchase insurance coverage in amounts management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

    FHGLP holds a general partnership interest in each of the limited partnerships which are the general partners of the Affiliated Partnerships, excluding the Enstar Partnerships. Although all the indebtedness for borrowed money owed by these Affiliated Partnerships to third party institutions is non-recourse, and each of their respective partnership agreements provide for indemnification of its general partner, FHGLP may have liability, as a result of its position as a general partner, with respect to all other obligations of the Affiliated Partnerships. The Partnership believes, however, that based on current values of the Affiliated Partnerships, the likelihood of any potential loss from such obligations is remote.

    Other commitments include approximately $29 million at December 31, 1997 to rebuild certain existing cable systems.

    The Partnership is regulated by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), provides for among other things, federal and local regulation of rates charged for basic cable service, cable programming

                           FALCON HOLDING GROUP, L.P.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a negative impact on its operations and cash flow. It also presently believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST regulation.

    The Partnership has various contracts to obtain basic and premium programming for its Systems from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurances can be given that the Partnership's programming costs will not continue to increase substantially or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

    The Partnership is periodically a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business, and management presently believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

    The Partnership, certain of its affiliates, and certain third parties have been named as defendants in an action entitled FRANK O'SHEA I.R.A. ET AL. v. FALCON CABLE SYSTEMS COMPANY, ET AL., Case No. BC 147386, pending in the Superior Court of the State of California, County of Los Angeles (the "Action"). Plaintiffs in the Action are certain former unitholders of FCSC purporting to represent a class consisting of former unitholders of FCSC other than those affiliated with FCSC and/or its controlling persons. The complaint in the Action alleges, among other things, that defendants breached their fiduciary and contractual duties to unitholders, and acted negligently, with respect to the purchase from former unitholders of their interests in FCSC in 1996. In particular, the complaint in the Action alleges, among other things, (a) that the appraisals conducted to determine the price at which the purchase of the former unitholders' interests would occur were "inadequate", "defective" and "unreasonable" and that the appraisal firms who conducted the appraisals (two out of three of which are named as defendants) acted negligently or recklessly in performing the appraisals; (b) that the price paid per unit was unfair and was intended to unfairly benefit the defendants at the expense of the public unitholders, in that allegedly the price paid did not fairly reflect the intrinsic value of the partnership assets, was not based on arms-length negotiation, and was less than the per unit value that could be derived from an alleged estimate of asset value submitted by

                           FALCON HOLDING GROUP, L.P.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
FCSC to its lenders in connection with its borrowings; and (c) that the sums paid the unitholders should not have been based on a calculation that reflected payment to the General Partner of a "sales fee" as defined in the partnership agreement. As relief, the complaint seeks damages (and prejudgment interest) in an unspecified amount, and/or the imposition of a constructive trust upon the partnership assets purchased by certain defendants, and/or rescission of the transaction. The defendants have filed answers denying the material allegations of the complaint in the Action, and the Action is currently in the pre-trial discovery stage. The Court has set a trial date for October 1998 in this matter. The Partnership believes it has substantial and meritorious defenses to the claims.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

    The subsidiaries of the Partnership have a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of their employees. FHGLP joined in the adoption of the FHGI cash or deferred profit sharing plan as of March 31, 1993. The provisions of this plan were amended to be substantially identical to the provisions of the Profit Sharing Plan.

    The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 20% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions for the Profit Sharing Plan in 1995, 1996 or 1997.

    On December 30 1993, the Partnership assumed the obligations of FHGI for its 1993 Incentive Performance Plan (the "Incentive Plan"). The value of the interests in the Incentive Plan is tied to the equity value of certain partnership units in FHGLP held by FHGI. In connection with the assumption by the Partnership, FHGI agreed to fund any benefits payable under the Incentive Plan through additional capital contribution to the Partnership, the waiver of its rights to receive all or part of certain distributions from the Partnership and/or a contribution of a portion of its partnership units to the Partnership. The benefits which are payable under the Incentive Plan are equal to the amount of distributions which FHGI would have otherwise received with respect to 3,780.14 of the Class B units of the Partnership and 237.98 of the Class A units of the Partnership held by FHGI and a portion of FHGI's interest in certain of the general partners of the Affiliated Partnerships. Benefits are payable under the Incentive Plan only when distributions would otherwise be paid to FHGI with respect to the above-described units and interests. The Incentive Plan is scheduled to terminate on January 5, 2003, at which time the Partnership is required to distribute the units described above to the participants in the Incentive Plan. At such time, FHGI is required to contribute the units to the Partnership to fund such distributions. The participants in the Incentive Plan are present and former employees of the Partnership and its operating affiliates, all of whom are 100% vested. Prior to the closing of the TCI Transaction, FHGLP expects to amend the Incentive Plan to provide for payments by FHGLP at the closing of the TCI Transaction to participants in an aggregate amount of approximately $6.6 million and to reduce by such amount FHGLP's obligations to make future payments to participants under the Incentive Plan. At the closing of the TCI Transaction, New Falcon will assume the obligations of FHGLP under the Incentive Plan, as so amended, other than the obligation to make the payments at closing of the TCI Transaction.

                           FALCON HOLDING GROUP, L.P.

NOTE 10 -- RELATED PARTY TRANSACTIONS (CONTINUED)

NOTE 10 -- RELATED PARTY TRANSACTIONS

    The Partnership (I.E., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel. In addition, prior to October 1995, the Partnership conducted certain international investment and development activities. In October 1995, the Partnership sold certain of its international investments and loans to cable ventures in India and the Philippines to Falcon International Communications, LLC ("FIC"), a newly-formed, separately capitalized entity (or FIC's affiliates), for approximately $6.3 million in cash. FHGLP was reimbursed approximately $1.9 and $1.1 million by FIC for 1995 and 1996 operating costs related to these investments. The Partnership expects to incur no further liquidity obligations in respect of international investments, although the amount of reimbursement FHGLP receives from FIC with respect to the salaries of certain of its employees has been significantly reduced for 1997. Certain members of the Partnership's management also are officers of, and hold equity interests in, FIC.

    FHGLP is financially dependent on the receipt of permitted payments from the Owned Systems, management and consulting fees from domestic cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Systems to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the Amended and Restated Credit Agreement permits the subsidiaries of the Partnership to remit to FHGLP no more than 4.25% of their net cable revenues, as defined, in any year, effective July 12, 1996. As a result of the 1998 acquisition by FHGLP of the Falcon Classic Systems, FHGLP will no longer receive management fees and reimbursed expenses from Classic.

    The management and consulting fees and expense reimbursements earned from the Affiliated Partnerships amounted to approximately $8.6 million and $5.5 million, $6.3 million and $3.7 million (including the $1.9 and $1.1 million mentioned above related to international expenses) and $5.2 million and $2.1 million for the years ended December 31, 1995, 1996 and 1997, respectively. The fees of $8.6 million earned in 1995 include $1.6 million from Falcon First (based on 5% of its net cable revenues, as defined). The fees and expense reimbursements of $6.3 million and $3.7 million earned in 1996 included $1.5 million and $1.0 million earned from FCSC from January 1, 1996 through July 11, 1996. Subsequent to these acquisitions, the amounts payable to FHGLP in respect of its management of the former Falcon First and FCSC Systems became subject to the 4.25% limitation contained in the Amended and Restated Credit Agreement.

    Receivables from the Affiliated Partnerships for services and reimbursements described above amounted to approximately $6.5 million and $11.3 million (which, in 1997, includes $7.5 million of notes receivable from the Enstar Systems) at December 31, 1996 and 1997. The amount due at December 31, 1996 includes approximately $3.6 million related to fees and reimbursements deferred as a result of the liquidity constraints experienced by the Affiliated Partnerships, or decisions made by the Partnership.

    Included in Commitments and Contingencies (Note 8) are two facility lease agreements with the Partnership's Chief Executive Officer and his wife, or entities owned by them, requiring annual future minimum rental payments aggregating $2.1 million through 2001, one facility being assumed by an Owned Subsidiary as part of the assets acquired on July 12, 1996 from FCSC. That Owned Subsidiary intends to acquire the property for $282,500, a price determined by two independent appraisals. During the years ended December 31, 1995, 1996 and 1997 rent expense on the first facility amounted to $416,000, $397,000

                           FALCON HOLDING GROUP, L.P.

NOTE 10 -- RELATED PARTY TRANSACTIONS (CONTINUED) and $383,000, respectively. The rent paid for the second facility for the period July 12, 1996 through December 31, 1996 amounted to approximately $18,000, and the amount paid in 1997 was approximately $41,000.

    In addition, the Partnership provides certain accounting, bookkeeping and clerical services to the Partnership's Chief Executive Officer. The costs of services provided were determined based on allocations of time plus overhead costs (rent, parking, supplies, telephone, etc.). Such services amounted to $180,000, $118,300 and $163,000 for the years ended December 31, 1995, 1996 and
1997, respectively. These costs were net of amounts reimbursed to the Partnership by the Chief Executive Officer amounting to $66,000, $75,000 and $55,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 11 -- OTHER INCOME (EXPENSE)

    Other income (expense) is comprised of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1995       1996       1997
                                                                ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Gain on sale of Available-for-Sale Securities.................  $  13,267  $   2,264  $  --
Gain on insured casualty losses...............................     --         --          3,476
Write down of investment......................................     --         (1,000)    --
Loss on sale of investment....................................     --         --         (1,360)
Net lawsuit settlement costs..................................     --         --         (1,030)
Other, net....................................................       (190)      (450)      (201)
                                                                ---------  ---------  ---------
                                                                $  13,077  $     814  $     885
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

NOTE 12 -- SUBSEQUENT EVENTS

    In March 1998 the Partnership paid to Classic $76.8 million, including $1.1 million of interest as required by an agreement settling certain litigation arising from the acquisition by the Partnership of substantially all of the assets of Falcon Classic, other than the system serving the City of Somerset, Kentucky. The Partnership also paid approximately $1.2 million to the settlement fund, a portion of which will be reimbursed by insurance. The acquisition of the City of Somerset assets will be completed as soon as regulatory approvals can be obtained, of which there can be no assurance. Falcon Classic had revenue of approximately $32.1 million for the year ended December 31, 1997, including approximately $1.5 million from the City of Somerset.

NOTE 13 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    OPERATING ACTIVITIES

    During the years ended December 31, 1995, 1996 and 1997, the Partnership paid cash interest amounting to approximately $30.8 million, $39.7 million and $48.1 million, respectively.

                           FALCON HOLDING GROUP, L.P.

NOTE 13 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED) INVESTING ACTIVITIES

    See Note 3 regarding the non-cash investing activities related to the acquisitions of Falcon First and the cable systems of FCSC.

    FINANCING ACTIVITIES

    See Note 3 regarding the non-cash financing activities relating to the acquisitions of Falcon First and the cable systems of FCSC. See Note 2 regarding the reclassification to redeemable partners' equity.

NOTE 14 -- FALCON HOLDING GROUP, L.P. (PARENT COMPANY ONLY)

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

                           FALCON HOLDING GROUP, L.P.

NOTE 14 -- FALCON HOLDING GROUP, L.P. (PARENT COMPANY ONLY) (CONTINUED)
                      CONDENSED BALANCE SHEET INFORMATION

                                                                                                DECEMBER 31
                                                                                          ------------------------
                                                                                             1996         1997
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and cash equivalents.............................................................  $     6,706  $     8,177
  Receivables:
    Intercompany notes and accrued interest receivable..................................      203,827      226,437
    Due from affiliates and other entities, of which $17,839,000 and $23,374,000 are
      contractually restricted or otherwise deferred (see Note 10)......................       20,944       25,340
  Prepaid expenses and other............................................................          202          711
  Investments in affiliated partnerships................................................       12,830       12,827
  Other investments.....................................................................        3,580        1,519
  Property, plant and equipment, less accumulated depreciation and amortization.........        1,180        1,323
  Deferred loan costs, less accumulated amortization....................................        5,721        4,846
                                                                                          -----------  -----------
                                                                                          $   254,990  $   281,180
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                        LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
  Notes payable.........................................................................  $       141  $        10
  11% Senior Subordinated Notes.........................................................      253,537      282,193
  Accounts payable......................................................................          266          179
  Accrued expenses......................................................................       11,702       14,025
  Equity in net losses of Owned Subsidiaries in excess of investment....................      173,941      230,155
                                                                                          -----------  -----------
TOTAL LIABILITIES.......................................................................      439,587      526,562
REDEEMABLE PARTNERS' EQUITY.............................................................      271,902      171,373
PARTNERS' DEFICIT.......................................................................     (456,499)    (416,755)
                                                                                          -----------  -----------
                                                                                          $   254,990  $   281,180
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                           FALCON HOLDING GROUP, L.P.

NOTE 14 -- FALCON HOLDING GROUP, L.P. (PARENT COMPANY ONLY) (CONTINUED)
                 CONDENSED STATEMENT OF OPERATIONS INFORMATION

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1995        1996        1997
                                                                                ----------  ----------  ----------
                                                                                      (DOLLARS IN THOUSANDS)
REVENUES:
  Management fees:
    Affiliated Partnerships...................................................  $    6,196  $    3,962  $    2,873
    Owned Subsidiaries........................................................       8,509      12,020      13,979
    International and other...................................................         639         413         281
                                                                                ----------  ----------  ----------
      Total revenues..........................................................      15,344      16,395      17,133
                                                                                ----------  ----------  ----------
EXPENSES:
  General and administrative expenses.........................................      10,309       9,096      11,328
  Depreciation and amortization...............................................         608         375         274
                                                                                ----------  ----------  ----------
      Total expenses..........................................................      10,917       9,471      11,602
                                                                                ----------  ----------  ----------
      Operating income........................................................       4,427       6,924       5,531

OTHER INCOME (EXPENSE):
  Interest income.............................................................      17,623      19,884      22,997
  Interest expense............................................................     (24,796)    (27,469)    (30,485)
  Equity in net losses of Owned Subsidiaries..................................     (16,392)    (50,351)    (56,422)
  Equity in net losses of investee partnerships...............................      (5,843)        (73)         (4)
  Other, net..................................................................        (254)      1,100      (2,455)
                                                                                ----------  ----------  ----------
NET LOSS......................................................................  $  (25,235) $  (49,985) $  (60,838)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                           FALCON HOLDING GROUP, L.P.

NOTE 14 -- FALCON HOLDING GROUP, L.P. (PARENT COMPANY ONLY) (CONTINUED)
                 CONDENSED STATEMENT OF CASH FLOWS INFORMATION

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1995       1996       1997
                                                                                      ---------  ---------  ---------
                                                                                          (DOLLARS IN THOUSANDS)
Net cash provided by (used in)
  operating activities..............................................................  $   1,427  $  (8,969) $   1,478
                                                                                      ---------  ---------  ---------
Cash flows from investing activities:
  Distributions from affiliated partnerships........................................     --            773     --
  Capital expenditures..............................................................       (444)      (242)      (417)
  Investments in affiliated partnerships and other investments......................       (666)    (9,000)      (254)
  Proceeds from sale of investments and other assets................................      1,856          3        702
  Proceeds from sale of available-for-sale securities...............................     --          9,502     --
                                                                                      ---------  ---------  ---------
Net cash provided by investing activities...........................................        746      1,036         31
                                                                                      ---------  ---------  ---------
Cash flows from financing activities:
  Repayment of debt.................................................................       (121)      (120)      (131)
  Capital contributions.............................................................     --          5,000         93
                                                                                      ---------  ---------  ---------
Net cash provided by (used in) financing activities.................................       (121)     4,880        (38)
                                                                                      ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents................................      2,052     (3,053)     1,471
Cash and cash equivalents, at beginning of year.....................................      7,707      9,759      6,706
                                                                                      ---------  ---------  ---------
Cash and cash equivalents, at end of year...........................................  $   9,759  $   6,706  $   8,177
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                           FALCON HOLDING GROUP, L.P.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                       BALANCE AT    CHARGED TO
                                                      BEGINNING OF    COSTS AND                                BALANCE AT
DESCRIPTION                                              PERIOD       EXPENSES    DEDUCTIONS(A)   OTHER(B)    END OF PERIOD
----------------------------------------------------  -------------  -----------  -------------  -----------  -------------
                                                                             (DOLLARS IN THOUSANDS)
Allowance for possible losses on receivables........

Year ended December 31,
  1995..............................................    $     201     $   2,499     $  (1,928)    $      58     $     830
  1996..............................................    $     830     $   2,817     $  (2,740)       --         $     907
  1997..............................................    $     907     $   5,714     $  (5,796)       --         $     825

------------------------

(a) Write-off uncollectible accounts.

(b) Allowance for losses on receivable acquired in connection with the acquisition of Falcon First.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   1995 Contribution, Purchase and Partnership Amendment Agreement, dated as of December 28, 1995 by and among Falcon Holding Group, L.P., its current limited partners, Falcon Holding Group, Inc., Falcon
               First Communications, L.L.C., Falcon First communications, L.P., its limited partners and Falcon First
               Investors, L.P.(16)

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

       4.1   Indenture for the Old Notes, dated as of March 29, 1993, between FHGLP and United States Trust Company of New York, as trustee(1)

       4.2   Form of Old Note (included in Exhibit No. 4.1)(1)

       4.3   Form of Amended and Restated Indenture for the Notes, between FHGLP and United States Trust Company of
               New York, as trustee(1)

       4.4   Form of New Note (included in Exhibit No. 4.3)(1)

       4.5   Registration Rights Agreement, dated as of March 29, 1993, between FHGLP and Morgan Stanley & Co.
               Incorporated and Lazard Freres & Co.(1)

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

      10.7   Lease, dated December 1989, between Raymond Business Center and Falcon(1)

      10.8   Lease, dated as of June 25, 1992, by and between Sumitomo Life Realty (N.Y.), Inc. and Falcon(1)

      10.9   Cash or Deferred Profit Sharing Plan of Falcon(1)

      10.10  Money Purchase Pension Plan of Falcon(1)

      10.11  Combined Incentive Performance Plan of FHGLP.(1)

      10.12  Falcon Holding Group 401(k) Plan.(1)

      10.13  Ordinance No. 93-75 of the City of Santa Clara, Utah granting to Falcon Telecable a Franchise to
               Construct, Operate and Maintain a Cable Television System.(2)

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.14  Ordinance No. 93-01 of the Board of Trustees for the Town of Stratford, Oklahoma granting to Falcon
               Cable Media a permit to construct, operate and maintain a cable television system and declaring an emergency.(2)

      10.15  Resolution of the City Council of Hardy, Arkansas extending the Cable Television Franchise of Falcon
               Telecable.(2)

      10.16  Ordinance No. 1064 N.S. of the City Council of the City of Colville passing an Ordinance amending
               Ordinance No. 768 N.S. Section 5. Extending the length of time for the existing Franchise for one year.(1)

      10.17  Ordinance #3 an ordinance to amend the franchise tax for the Town of Leeds, Utah.(1)

      10.18  Ordinance No. 1077 regulating rates charged by cable television operators within the City of Pleasanton,
               Texas.(4)

      10.19  Permit for the Town of Bethel Acres, Oklahoma authorized Falcon Cable TV to provide cable communication services to the Town of Bethel Acres.(4)

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

      10.27  Amendment to Contingent Interest Agreement, dated as of December 28, 1995, between Falcon First
               Communications, L.P., Continental Equity Capital Corporation, First Chicago Investment Corporation,
               Madison Dearborn Partners VIII and William Blair Venture Partners III Limited Partnership.(7)

      10.28  Tax-Sharing Agreement, dated as of December 28, 1995, by and between WB Cable Investors II, Inc.,
               Madison Dearborn Partners VI, Continental Equity Capital Corporation, Avy Stein, John Willis, Burton
               McGillevray, Hellman & Friedman Capital Partners II, L.P., Falcon Cable Trust and Falcon Holding
               Group, L.P.(7)

      10.29  Employment Termination and Settlement Agreement between Neil McCarthy and Falcon Holding Group, L.P., dated September 1, 1995.(8)

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.30  First Amendment to and Extension of office Lease between Raymond Business Center and Falcon Holding
               Group, L.P.(9)

      10.31  Asset purchase agreement by and among subsidiaries of Falcon Holding Group, L.P. and Teleview, Inc.(9)

      10.32  Amendment No. 1 to Bank Credit Agreement, dated as of December 28, 1995, among certain affiliates of
               Falcon Holding Group, L.P., their respective subsidiaries that are from time to time party thereto,
               The First National Bank of Boston, as Managing Agent, Toronto-Dominion (Texas) Inc., as Administrative
               Agent, Chemical Bank, as Co-Administrative Agent, NationsBank of Texas, N.A., as Syndication Agent,
               and the several lenders.(9)

      10.33  Restricted Subordination Agreement dated as of March 26, 1993 as restated as of December 28, 1995 between Falcon Holding Group, L.P., Falcon Holding Group, Inc. and AUSA Life Insurance Company, Inc.
               and MONY Life Insurance Company of America.(9)

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

      10.40  Partnership Option Agreement dated July 15, 1996, by and among Marc. B. Nathanson, Trustee of the Falcon
               Cable Trust and Falcon Holding Group, L.P.(11)

      10.41  Partnership Option Agreement dated July 15, 1996, between Advance TV of California, Inc. and Falcon
               Holding Group, L.P.(11)

      10.42  Fourth Amendment to Note Purchase and Exchange Agreement dated July 12, 1996, between Falcon Telecable,
               AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of America.(11)

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

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.45  Certificate, dated (July 12, 1996), of Falcon Holding Group, Inc. with respect to the common ownership of certain partnership guarantors.(11)

      10.46  Insurance Cost Allocation Agreement, dated July 1, 1996, between Falcon Holding Group, L.P. and Falcon
               International Communications, L.L.C..(12)

      10.47  Fair Market Valuation Report for Falcon Classic Cable Income Properties, L.P., as of December 31, 1996,
               dated February 20, 1997, prepared by Arthur Andersen LLP.(12)

      10.48  Valuation Analysis for Falcon Classic Cable Income Properties, L.P., as of December 31, 1996, dated
               March 3, 1997, prepared by Communications Equity Associates.(12)

      10.49  Fair Market Valuation Report for Falcon Classic Cable Income Properties, L.P., as of December 31, 1996,
               dated March 10, 1997, prepared by Kane Reece Associates, Inc.(12)

      10.50  Assignment and Acceptance Agreement, dated December 4, 1996, between Banque Paribas and City National
               Bank.(13)

      10.51  Enstar Finance Company, LLC Limited Liability Company Agreement dated June 6, 1997.(14)

      10.52  Asset Purchase Agreement, dated as of June 27, 1997, by and among Falcon Community Cable, L.P., Falcon
               Cable Media, Falcon Cable Systems Company II, L.P. and Falcon Classic Cable Income Properties,
               L.P..(14)

      10.53  Second Amendment to the 1993 Incentive Performance Plan of FHGLP.(14)

      10.54  Third Amendment to the 1993 Incentive Performance Plan of FHGLP.(14)

      10.55  Fourth Amendment to the 1993 Incentive Performance Plan of FHGLP.(14)

      10.56  Credit Agreement dated as of September 30, 1997 among Enstar Finance Company, LLC, Banque Paribas, as
               Administrative Agent, and Bank of America National Trust and Savings Association, as Documentation
               Agent.(15)

      10.57  Amended and Restated Credit Agreement Consent No. 1 dated as of July 11, 1997 between the affiliates of
               Falcon Holding Group, L.P., BankBoston, The First National Bank of Boston, as Managing Agent,
               Toronto-Dominion (Texas) Inc., as Administrative Agent and NationsBank of Texas, N.A., as Syndication
               Agent.(15)

      10.58  Amended and Restated Credit Agreement Amendment No. 2 dated as of September 3, 1997, among the affiliates of Falcon Holding Group, L.P., BankBoston, N.A., as Managing Agent for itself and the other lenders, Toronto-Dominion (Texas) Inc., as Administrative Agent and NationsBank of Texas, N.A., as
               Syndication Agent.(15)

      10.59  Amended and Restated Credit Agreement Amendment No. 3 dated as of February 6, 1998, among the affiliates of Falcon Holding Group, L.P., BankBoston, N.A., as Managing Agent for itself and the other Lenders,
               Toronto-Dominion (Texas) Inc., as Administrative Agent and NationsBank of Texas, N.A., as Syndication
               Agent.

      10.60  Amended and Restated Credit Agreement Amendment No. 4 dated as of March 17, 1998, among the affiliates of Falcon Holding Group, L.P., BankBoston, N.A., as Managing Agent for itself and the other Lenders,
               Toronto-Dominion (Texas) Inc., as Administrative Agent and NationsBank of Texas, N.A., as Syndication
               Agent.

      12.1   Subsidiaries: None.

------------------------

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

(11) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended September 30, 1996.

(12) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 33-60776 for the fiscal year ended December 31, 1996.

(13) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended March 31, 1997.

(14) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended June 30, 1997.

(15) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended September 30, 1997.

(16) Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, File No. 33-60776, dated December 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of March, 1998.

                                FALCON HOLDING GROUP, L.P.
                                by its general partner,
                                Falcon Holding Group, Inc.

                                By:            /s/ MICHAEL K. MENEREY
                                     -----------------------------------------
                                                 Michael K. Menerey
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March 1998.

          SIGNATURE                       TITLE
------------------------------  --------------------------

                                Director of Falcon Holding
                                  Group, Inc.
    /s/ MARC B. NATHANSON         and Chief Executive
------------------------------    Officer of the
      Marc B. Nathanson           Registrant
                                  (Principal Executive
                                  Officer)

                                Executive Vice President,
                                  Chief Financial Officer
    /s/ MICHAEL K. MENEREY        and Secretary of the
------------------------------    Registrant
      Michael K. Menerey          (Principal Financial and
                                  Accounting Officer)

                                Director of Falcon Holding
                                  Group, Inc.
  /s/ STANLEY S. ITSKOWITCH       and Executive Vice
------------------------------    President and General
    Stanley S. Itskowitch         Counsel of the
                                  Registrant