Form 10-Q
period 1998-03-31
FALCON HOLDING GROUP LP
filed 1998-05-12
CIK 900346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------


                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                               ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                      Commission File Number     33-60776
                                                ----------

Falcon Holding Group, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              95-4408577
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                     90024
----------------------------------------                ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (310) 824-9990
                                                   -----------------


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


                    The Exhibit Index is located at Page E-1

                         PART I - FINANCIAL INFORMATION

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               ===================================================


                                                                              December 31,          March 31,
                                                                                  1997*                1998
                                                                              ------------        ------------
                                                                                                   (Unaudited)
                                                                                    (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                  $     13,917        $     11,162

   Receivables:
      Trade, less allowance of $825,000 and
         $781,000 for possible losses                                               13,174              12,291
      Affiliates                                                                    11,254              11,309

   Other assets                                                                     14,576              15,647

   Other investments                                                                 1,776               1,555

   Property, plant and equipment, less accumulated depreciation
      and amortization of $272,551,000 and $275,806,000                            324,559             358,074

   Franchise cost, less accumulated
      amortization of $203,700,000 and $211,870,000                                222,281             218,844

   Goodwill, less accumulated amortization
      of $18,531,000 and $20,010,000                                                66,879              71,487

   Customer lists and other intangible costs, less
      accumulated amortization of $25,517,000 and $28,578,000                       59,808              88,360

   Deferred loan costs, less accumulated amortization
      of $7,144,000 and $7,681,000                                                  12,134              11,597
                                                                              ------------        ------------
                                                                              $    740,358        $    800,326
                                                                              ============        ============

                                             LIABILITIES AND PARTNERS' DEFICIT
                                             ---------------------------------

LIABILITIES:
   Notes payable                                                              $    911,221        $  1,001,054
   Accounts payable                                                                  9,169               6,476
   Accrued expenses                                                                 52,789              44,812
   Customer deposits and prepayments                                                 1,452               1,652
   Deferred income taxes                                                             7,553               7,026
   Minority interest                                                                   354                 346
   Equity in losses of affiliated partnerships in excess of investment               3,202               3,251

            TOTAL LIABILITIES                                                 ------------        ------------
                                                                                   985,740           1,064,617
                                                                              ------------        ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                                        171,373             171,373
                                                                              ------------        ------------

PARTNERS' DEFICIT:
   General partner                                                                 (13,200)            (13,389)
   Limited partners                                                               (403,555)           (422,275)
                                                                              ------------        ------------
            TOTAL PARTNERS' DEFICIT                                               (416,755)           (435,664)
                                                                              ------------        ------------
                                                                              $    740,358        $    800,326
                                                                              ============        ============


               *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             =======================================================


                                                                Unaudited
                                                      ---------------------------
                                                           Three months ended
                                                                March 31,
                                                      ---------------------------
                                                        1997               1998
                                                      ---------         ---------
                                                         (Dollars in Thousands)
REVENUES                                              $  63,984         $  64,557
                                                      ---------         ---------

EXPENSES:
   Service costs                                         18,295            19,565
   General and administrative expenses                   11,179            11,678
   Depreciation and amortization                         29,793            31,079
                                                      ---------         ---------

        Total expenses                                   59,267            62,322
                                                      ---------         ---------

        Operating income                                  4,717             2,235

OTHER INCOME (EXPENSE):
   Interest expense, net                                (20,384)          (20,487)
   Equity in net loss of investee partnerships              (71)             (248)
   Other expense, net                                      (163)             (774)
   Income tax benefit                                       566               365
                                                      ---------         ---------

NET LOSS                                              $ (15,335)        $ (18,909)
                                                      =========         =========


     See accompanying notes to condensed consolidated financial statements.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             =======================================================


                                                                                 Unaudited
                                                                        ---------------------------
                                                                           Three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                           1997             1998
                                                                        ---------         ---------
                                                                          (Dollars in Thousands)
Net cash provided by operating activities                               $  15,322         $   2,729
                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable television systems                                   --             (76,789)
   Capital expenditures                                                   (10,624)          (18,021)
   Increase in intangible assets                                             (326)             (550)
   Other                                                                        9                42
                                                                        ---------         ---------

                Net cash used in investing activities                     (10,941)          (95,318)
                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from notes payable                                            8,000            96,472
   Repayment of debt                                                      (15,179)           (6,638)
   Other                                                                       24            --
                                                                        ---------         ---------

                Net cash provided by (used in) financing activities        (7,155)           89,834
                                                                        ---------         ---------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                              (2,774)           (2,755)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                  13,633            13,917
                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $  10,858         $  11,162
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

NOTE 2 -   INTERIM FINANCIAL STATEMENTS

           The interim financial statements for the three months ended March 31, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.

NOTE 3 -   MINORITY INTEREST

           Included in the operations of Falcon Telecable, one of the Owned Subsidiaries, are the results of operations of Lake Las Vegas Cablevision, L.P., a Delaware limited partnership, which is a joint venture owned 66 2/3% by Falcon Telecable. The minority interest reflects the 33 1/3% of the venture that Falcon Telecable does not own.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ====================================================

NOTE 4 -   ACQUISITION

           In March 1998 the Partnership paid to Falcon Classic Cable Income Properties, L.P. ("Falcon Classic") $76.8 million (including $1.1 million of interest as required by an agreement settling certain litigation arising from the acquisition by the Partnership of the assets of Falcon Classic) in order to purchase substantially all of the assets of Falcon Classic, other than the cable television system serving the City of Somerset, Kentucky. The Partnership also paid approximately $1.2 million to the settlement fund established in connection with the settlement of the above-referenced litigation, $500,000 of which was reimbursed by insurance on May 1, 1998. The acquisition of the City of Somerset assets will be completed as soon as regulatory approvals can be obtained, of which there can be no assurance. Falcon Classic had revenue of approximately $32.1 million for the year ended December 31, 1997, including approximately $1.5 million from the City of Somerset.

NOTE 5 -   SUBSEQUENT EVENTS

           On April 3, 1998 the Partnership and its wholly-owned subsidiary Falcon Funding Corporation ("FFC" and, collectively with the Partnership, the "Issuers") consummated the issuance of $375,000,000 aggregate principal amount of 8.375% Senior Debentures due 2010 (the "Senior Debentures") and $435,250,000 aggregate principal amount at maturity of 9.285% Senior Discount Debentures due 2010 (the "Senior Discount Debentures" and, collectively with the Senior Debentures, the "Debentures") in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The Issuers are obligated to consummate an offer to exchange, pursuant to an effective registration statement under the Securities Act, the Debentures for debentures with terms identical to the corresponding Debentures, or to cause resales of the Debentures to be registered under the Securities Act pursuant to a shelf registration statement.

           The Senior Debentures were issued at a price of 99.732% of their principal amount, for total gross proceeds to the Issuers of approximately $374.0 million. The Senior Discount Debentures were issued at a price of 63.329% per $1,000 aggregate principal amount at maturity, for total gross proceeds to the Issuers of approximately $275.6 million, and will accrete to stated value at an annual rate of 9.285% until April 15, 2003. After giving effect to offering discounts, commissions and estimated expenses of the offering, the sale of the Debentures generated net proceeds to the Issuers of approximately $631 million.

           The Partnership used substantially all the net proceeds from the sale of the Debentures to repay outstanding bank indebtedness. On April 20, 1998, the Partnership made a tender offer for all of its 11% Senior Subordinated Notes due 2003 (the "11% Notes"). If such tender offer does not result in the purchase of all of the 11% Notes, the Partnership will redeem any remaining outstanding 11% Notes prior to October 15, 1998.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated altogether on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

           This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, pending business combination and acquisition transactions, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 and the other periodic reports filed by the Partnership with the Securities and Exchange Commission from time to time for additional information regarding such matters and the effect thereof on the Partnership's business.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

RESULTS OF OPERATIONS

           The Partnership's revenues increased from $64 million to $64.6 million, or by 0.9%, for the three months ended March 31, 1998 compared to the corresponding period in 1997. Of the $573,000 net increase in revenues, $1.3 million was due to the acquisition in March 1998 of the Falcon Classic assets discussed in Note 4 to the condensed consolidated financial statements. This increase was partially offset by decreases of $424,000 in management fees and $289,000 in cable service revenues. The $289,000 decrease in cable service revenues was caused principally by decreases of $1.5 million due to reductions in the number of regulated subscriptions for cable service and $975,000 due to reductions in the number of premium subscriptions for cable service. These decreases were partially offset by increases of $1.5 million related to increases in regulated service rates implemented during 1997 and 1998 and by $741,000 related to increases in unregulated service rates implemented during 1997. As of March 31, 1998, the Owned Systems had approximately 607,000 basic subscribers and 183,000 premium service units.

           Management and consulting fees earned by the Partnership decreased from $1.5 million to $1.1 million for the three months ended March 31, 1998 compared to the corresponding period in 1997 primarily due to reductions in the amounts received from Falcon Classic.

           Service costs increased from $18.3 million to $19.6 million, or by 6.9%, for the three months ended March 31, 1998 compared to the corresponding period in 1997. Service costs represent costs directly attributable to providing cable services to customers. The $1.3 million increase was primarily caused by an increase in programming fees paid to program suppliers (including primary satellite fees), $411,000 of which was due to the acquisition of the Falcon Classic assets.

           General and administrative expenses increased from $11.2 million to $11.7 million, or by 4.5%, for the three months ended March 31, 1998 compared to the corresponding period in 1997. The $499,000 increase for the three months ended March 31, 1998 compared to the corresponding period in 1997 related primarily to increases in marketing expense and to $262,000 related to the acquisition of the Falcon Classic assets.

           Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 53.9% to 51.6% for the three months ended March 31, 1998 compared to the corresponding period in 1997. The decrease was primarily caused by increases in programming costs and marketing expenses in excess of revenue increases, as described above, and to the acquisition of assets from Falcon Classic (which had an EBITDA as a percentage of revenues of 47.7%), EBITDA decreased from $34.5 million to $33.3 million as a result of such factors, or by 3.5%. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

           Depreciation and amortization expense increased from $29.8 million to $31.1 million, or by 4.3%, for the three months ended March 31, 1998 compared to the corresponding period in 1997. The $1.3 million increase in depreciation and amortization expense was primarily due to the acquisition of the Falcon Classic assets.

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

RESULTS OF OPERATIONS (CONCLUDED)

           Operating income decreased from $4.7 million to $2.2 million, or by 52.6%, for the three months ended March 31, 1998 compared to the corresponding period in 1997. The $2.5 million decrease was principally due to increases in operating expenses in excess of increases in revenues and to an increase in depreciation and amortization expense as discussed above.

           Interest expense, including the effects of interest rate hedging agreements, increased from $20.4 million to $20.5 million, or by 0.5%, for the three months ended March 31, 1998 compared to the corresponding period in 1997. The increase was primarily due to higher average debt balances outstanding. The increase was partially offset by the effect of slightly lower average interest rates (8.8% during the three months ended March 31, 1998 compared to 9.1% during the corresponding period in 1997). Due to the Partnership electing to pay interest expense on the 11% Notes in cash on March 15, 1998, there was no payment-in-kind interest expense (in which interest payment requirements are met by an increase in the principal amount of the notes) associated with the 11% Notes for the three months ended March 31, 1998 compared to $7 million of payment-in-kind interest expense for the corresponding period in 1997. Interest rate hedging agreements resulted in additional interest expense of $53,000 during the three months ended March 31, 1998 compared to additional interest expense of $250,000 during the corresponding period in 1997.

           Other expense, net increased from $163,000 for the three months ended March 31, 1997 to $774,000 for the corresponding period in 1998, primarily due to a $690,000 casualty loss recorded during 1998 as a result of property damage caused by a storm.

           Due to the factors described above, the Partnership's net loss increased from $15.3 million to $18.9 million, or by 23.3%, for the three months ended March 31, 1998 compared to the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $76.3 million during 1997 on capital expenditures. In addition to the purchase of substantially all of the Falcon Classic assets (except for the cable system serving Somerset, Kentucky) in March 1998 for $76.8 million and the anticipated subsequent purchase of Classic's Somerset, Kentucky cable system for approximately $6.4 million, management's current plan calls for the expenditure of approximately $101 million in capital expenditures in 1998, including approximately $68.2 million to rebuild and upgrade certain of the Owned Systems. The Partnership's proposed spending plans (including its plans for 1998) are frequently reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt agreements), franchise requirements, competitive circumstances and other factors.

           The Amended and Restated Credit Agreement provides for maximum available borrowings of $774 million at December 31, 1997, reducing to $185 million at December 31, 2004. As of March 31, 1998, the

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES amount outstanding under the Amended and Restated Credit Agreement was $695.6 million (including $76.8 million related to the acquisition of the Falcon Classic Systems) and, subject to complying with covenants, the Partnership had available to it additional borrowings thereunder of approximately $40.1 million. The Amended and Restated Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of March 31, 1998, borrowings under the Amended and Restated Credit Agreement bore interest at an average rate of 7.9% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at March 31, 1998 of $565 million. Agreements in effect at March 31, 1998 totaled $540 million, with the remaining $25 million to become effective as certain of the existing contracts mature during the balance of 1998. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire at various times through July 2001. In addition to these agreements the Partnership has one interest rate swap contract with a notional amount of $25 million under which it pays variable LIBOR rates and receives fixed rate payments, and one $25 million interest rate cap contract under which the Partnership pays variable LIBOR rates, subject to a cap of 5.49%. The Amended and Restated Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of March 31, 1998.

           On March 29, 1993, the Partnership issued $175 million aggregate principal amount of its 11% Notes in connection with the Partnership's formation. As a result of payment-in-kind interest payments under the 11% Notes, the aggregate principal of the 11% Notes outstanding as of March 31, 1998 had increased to $282.2 million. Future interest payments are permitted to be paid in kind until the year 2000, when cash payment is required. However the Partnership, as permitted by the terms of the Indenture, elected to begin to pay interest payments in cash beginning with the payment due March 15, 1998. This election required an amendment to the Amended and Restated Credit Agreement, which had prohibited cash interest payments on the 11% Notes until September 30, 2000. The 11% Notes also contain various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness. The incurrence of additional indebtedness test limits the ratio of the total debt of the Partnership to Operating Cash Flow (as defined in the indenture) to 7.5 to 1 if such indebtedness is incurred through December 31, 1999 and to 6.5 to 1 thereafter.

           On April 3, 1998, as discussed in Note 5 to the condensed consolidated financial statements, the Partnership consummated offerings of $375 million aggregate principal amount of the Senior Debentures and $435.2 million aggregate principal amount at maturity of the Senior Discount Debentures. The net proceeds of the Debentures of approximately $631 million were used to repay certain outstanding indebtedness under the Amended and Restated Credit Agreement. On April 20, 1998, the Partnership made a tender offer for all of the 11% Notes, which is expected to require approximately $303 million if 100% of the 11% Notes are tendered, and which will be funded by bank borrowing. The Partnership is also negotiating a new bank credit agreement which would replace the Amended and Restated Credit Agreement in the second quarter of 1998, and provide funds for the closing of its pending transaction with an affiliate of Tele-

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

Communications, Inc. (the "TCI Transaction") (see discussion in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997).

           In connection with the decision to make interest payments on the 11% Notes in cash and the anticipated redemption of the 11% Notes, the Partnership entered into various interest rate swap agreements with three banks on February 10, 1998 in order to reduce the interest cost. The agreements call for the Partnership to receive payments at 11%; and to make payments at 7.625% for the period September 16, 1997 through September 15, 1998 on a notional principal amount of $282.2 million. The contracts further call for the Partnership to pay at a fixed rate of 7.625% and receive interest at variable LIBOR-based rates for the period September 16, 1998 through September 15, 2003 on a notional principal amount of $297.7 million.

           The Partnership (i.e., FHGLP) is a separate, stand-alone holding company which employs all of the management personnel for the Systems. All of the Owned Systems are owned by subsidiaries of the Partnership. Accordingly, to fund its operations and to pay its expenses, including interest expense, the Partnership is financially dependent on the receipt of funds from its Owned Subsidiaries, management and consulting fees from domestic cable ventures, and on the reimbursement of specified expenses by certain of the Affiliated Systems. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. The Amended and Restated Credit Agreement permits the Owned Subsidiaries to remit to FHGLP no more than 4.25% of their net cable revenues in any year. For the three months ended March 31, 1998, the Amended and Restated Credit Agreement permitted the Owned Subsidiaries to remit approximately $2.8 million to FHGLP, and $2.6 million was actually remitted. As a result of the 1998 acquisition of the Falcon Classic assets, the Partnership will no longer receive management fees and reimbursed expenses from Falcon Classic. Receivables from the Affiliated Systems for services and reimbursements described above amounted to approximately $11.3 million at March 31, 1998, which amount includes $7.5 million of notes receivable from the Enstar Partnerships.

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

           The existing FHGLP partnership agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests in FHGLP held by its Group I, Group II and Group III limited partners (constituting approximately 60% of the common equity of FHGLP), at the holders' option. Certain of these interests are mandatorily redeemable at certain dates. Limited partnership interests held by the Group IV limited partner become redeemable at a later date, subject to certain shared liquidity rights. In

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES contemplation of the TCI Transaction, by agreement of the Group I, Group II, Group III and Group IV partners, the dates on which the partners may exercise certain put rights and the dates by which FHGLP is required to redeem certain partnership interests were tolled in accordance with the document governing the TCI Transaction (the "Contribution Agreement"). The new dates are determined by adding to the original date the number of days in the period beginning on December 1, 1997 and ending ninety days after the earlier of December 31, 1998 or the date that the Contribution Agreement is terminated in accordance with its terms. As a result, assuming that the Contribution Agreement is not terminated prior to December 31, 1998, FHGLP may be required to purchase the partnership interests held by the Group I, Group II and Group III partners during the period of January 2000 to October 2000, with the Class C partnership interests held by the Group IV partner becoming mandatorily redeemable in July 2005. If the Contribution Agreement is terminated prior to December 31, 1998, FHGLP may be required to redeem certain partnership interests earlier than the dates set forth above. Subject to certain customary exceptions, the Contribution Agreement may not be terminated without the consent of FHGLP prior to December 31, 1998. The purchase price for such partnership interests (other than Class C partnership interests) will generally be determined through a third party appraisal mechanism, as specified in the existing FHGLP partnership agreement, at the time such interests are redeemed, or through negotiation. The purchase price is to be paid in cash or, under certain circumstances, may be paid through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be their liquidation value as determined in accordance with a formula set forth in the existing FHGLP partnership agreement. Certain of the Partnership's debt agreements (including the Amended and Restated Credit Agreement and the 11% Notes) restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. The obligations of FHGLP to redeem any significant amount of its limited partnership interests would result in a material liquidity demand on FHGLP, and there can be no assurance that FHGLP would be able to raise such funds on terms acceptable to FHGLP, or at all. However, upon completion of the TCI Transaction, the existing liquidity rights will be terminated and be replaced by certain new liquidity rights provided to the non-management limited partners in the FHGLP partnership agreement as amended upon the closing of the TCI Transaction.

           The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain of the Partnership's computer systems, process transactions based on two digits for the year of the transaction (for example, "98" for 1998). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000. The Partnership's management has commenced an assessment of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. Based on a preliminary study, the Partnership's management has concluded that certain of the Partnership's information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue. Replacement costs will be capitalized in accordance with generally accepted accounting principles and amortized over the lives of the assets. Maintenance costs will be expensed as incurred. The Partnership's management expects to install

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, is expected to be approximately $1.5 million.

           In addition to evaluating internal systems, the Partnership's management has also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's systems. The Partnership's management continues to closely monitor Year 2000 developments with vendors and service suppliers.

           THREE MONTHS ENDED MARCH 31, 1998 AND 1997

           Cash provided by operating activities (including interest expense and management fee income) decreased from $15.3 million to $2.7 million, or by 82.2%, for the three months ended March 31, 1998 compared to the corresponding period in 1997, a decrease of $12.6 million. The decrease resulted primarily from a net decrease of $5.6 million in other operating items (receivables, other assets, payables, accrued expenses and subscriber deposits and prepayments) and from the fact that in 1997, unlike 1998, the Partnership incurred $7 million of payment-in-kind interest expense related to the 11% Notes.

           Cash used in investing activities increased from $10.9 million to $95.3 million, or by 771.2%, for the three months ended March 31, 1998 compared to the corresponding period in 1997. The increase was primarily due to the 1998 acquisition of Falcon Classic assets for $76.8 million and to an increase in capital expenditures of $7.4 million.

           Cash from financing activities changed from a $7.2 million use of cash to $89.8 million of cash provided for the three months ended March 31, 1998 compared to the corresponding period in 1997. The change was due primarily to additional borrowings of debt in 1998 related to the acquisition of the Falcon Classic assets and to the increase in capital expenditures.

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

                   FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

PART II.            OTHER INFORMATION

ITEMS 1-5.          Not applicable.

ITEM 6.             Exhibits and Reports on Form 8-K

                    (a)        Exhibit 10.61 First Amendment to
                               Contribution and Purchase Agreement dated as of March 23, 1998 by and among Falcon Holding Group, L.P., Falcon Communications, L.P., and TCI Falcon Holdings, LLC.

                               Exhibit 10.62 Second Amendment to
                               Contribution and Purchase Agreement dated as of April 2, 1998, between Falcon Holding Group, L.P., Falcon Communications, L.P. and TCI Falcon Holdings, LLC.

                               Exhibit 10.63 Waiver Letter, dated as of
                               March 27, 1998, among Falcon Holding Group,
                               L.P., Falcon Communications, L.P. and TCI
                               Falcon Holdings, LLC relating to the Amended and Restated Agreement of Limited Partnership of Falcon Communications, L.P., dated as of December 30, 1997.

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



                                      By: FALCON HOLDING GROUP
                                          General Partner




Date:  May 12, 1998                   By:  /s/ Michael K. Menerey
                                          ----------------------------
                                          Michael K. Menerey, Executive
                                          Vice President, Secretary and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------
10.61      First Amendment to Contribution and Purchase Agreement dated as of
           March 23, 1998 by and among Falcon Holding Group, L.P., Falcon
           Communications, L.P., and TCI Falcon Holdings, LLC.

10.62      Second Amendment to Contribution and Purchase Agreement dated as of
           April 2, 1998, between Falcon Holding Group, L.P., Falcon
           Communications, L.P. and TCI Falcon Holdings, LLC.

10.63      Waiver Letter, dated as of March 27, 1998, among Falcon Holding
           Group, L.P., Falcon Communications, L.P. and TCI Falcon Holdings, LLC relating to the Amended and Restated Agreement of Limited Partnership of Falcon Communications, L.P., dated as of December 30, 1997.