Form 10-K405/A
period 1997-12-31
FALCON HOLDING GROUP LP
filed 1998-08-07
CIK 900346

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                             1993       1994      1995(1)    1996(1)     1997
                                           ---------  ---------  ---------  ---------  ---------
                                                         (IN THOUSANDS OF DOLLARS)
OPERATIONS STATEMENT DATA
Revenues.................................  $ 146,469  $ 147,229  $ 151,208  $ 217,320  $ 255,886
Costs and expenses.......................    (67,025)   (67,711)   (71,652)   (97,180)  (122,080)
Depreciation and amortization............    (57,771)   (60,935)   (54,386)  (100,415)  (118,856)
                                           ---------  ---------  ---------  ---------  ---------
Operating income.........................     21,673     18,583     25,170     19,725     14,950
Interest expense, net(2).................    (49,122)   (49,859)   (57,777)   (71,602)   (79,137)
Equity in net loss of investee
  partnerships...........................     (3,596)    (1,782)    (5,705)       (44)       443
Other income (expense), net..............       (403)      (455)    13,077        814        885
Income tax benefit.......................     --         --         --          1,122      2,021
                                           ---------  ---------  ---------  ---------  ---------
Loss before extraordinary item...........  $ (31,448) $ (33,513) $ (25,235) $ (49,985) $ (60,838)
                                           ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------
OTHER OPERATING DATA
EBITDA(4)................................  $  79,444  $  79,518  $  79,556  $ 120,140  $ 133,806
EBITDA margin............................       54.2%      54.0%      52.6%      55.3%      52.3%
Total debt to EBITDA.....................       6.7x       6.8x     7.0x(5)    6.6x(5)      6.8x
Net cash provided by operating
  activities.............................  $  51,642  $  49,076  $  43,162  $  90,631  $  79,537
Net cash used in investing activities....    (27,562)   (36,065)   (22,674)  (284,247)   (76,287)
Net cash provided by (used in) financing
  activities.............................    (25,221)   (18,169)   (15,906)   192,199     (2,966)
Capital expenditures(6)..................     25,798     28,232     37,149     57,668     76,323

                                                                            AS OF DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1993        1994        1995        1996        1997
                                                        ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA
Cash and cash equivalents.............................  $   15,626  $   10,468  $   15,050  $   13,633  $   13,917
Total assets..........................................     432,668     425,402     585,258     774,323     740,358
Total debt............................................     532,938     538,626     669,019     885,786     911,221
Redeemable partners' equity(7)........................      93,964      93,964     271,902     271,902     171,373
Partners' deficit.....................................    (236,096)   (256,758)   (411,681)   (456,499)   (416,755)

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

(4) EBITDA is calculated as operating income before depreciation and amortization. Based on its experience in the cable television industry, FHGLP believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instruments of FHGLP use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of FHGLP's financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the Partnership's definition of EBITDA may not be identical to similarly titled measures used by other companies.

(5) Total debt to EBITDA has been computed on a pro forma basis for 1995 to include the EBITDA of Falcon First of $15.9 million, making the combined 1995 EBITDA $95.4 million. Similarly, total debt to EBITDA has also been computed on a pro forma basis for 1996 to include the EBITDA of FCSC of $13.6 million, making the combined 1996 EBITDA $133.8 million. Without these pro forma adjustments, 1995 data would include the debt incurred to acquire Falcon First, but would exclude Falcon First's EBITDA, resulting in a total debt to EBITDA historical ratio of 8.41x compared to a pro forma ratio of 7.01x, and 1996 data would include the debt to acquire FCSC, but would exclude its EBITDA for the period January 1, 1996 through July 11, 1996, resulting in a total debt to EBITDA historical ratio of 7.37x compared to a pro forma ratio of 6.62x. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    FHGLP's revenues increased from $217.3 million to $255.9 million, or by 17.7%, during 1997 compared to 1996. Of the $38.6 million net increase in revenues, $31 million was due to the acquisition of the FCSC assets in July 1996, as discussed in Note 3 to the consolidated financial statements and $8.7 million was due to increased cable service revenues. These increases were partially offset by a decrease of $1.1 million in management fees. The $8.7 million increase in cable service revenues was caused principally by increases of $14 million due to increases in regulated service rates implemented during 1996 and 1997, $4.5 million related to increases in unregulated service rates implemented during 1996 and in May 1997 and $1.6 million due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel. These increases were partially offset by decreases of $5 million due to reductions in the number of premium subscriptions for cable service, $2.8 million related to decreases in other revenues (primarily installation revenue), $1.9 million related to reductions in the number of regulated subscriptions for cable service and $1.8 million related to the Eastern Georgia cable systems sold on July 1, 1996. As of December 31, 1997, the Owned Systems had approximately 563,000 basic subscribers and 166,000 premium service units.

    Management and consulting fees earned by FHGLP decreased from $6.3 million during 1996 to $5.2 million during 1997. The decreased fees resulted primarily from the absence in 1997 of management fees earned from FCSC, which was managed by FHGLP prior to July 12, 1996, partially offset by increased fees related to recording in 1997 the balance of previously deferred 1995 management fees from Falcon Classic.

    Service costs increased from $60.3 million to $75.6 million, or by 25.4%, during 1997 compared to 1996. Service costs represent costs directly attributable to providing cable services to customers. Of the $15.3 million increase in service costs, $9.8 million related to the acquisition of FCSC assets, $4.2 million related to increases in programming fees paid to program suppliers (including primary satellite fees) and

$1.2 million related to increases in property taxes, franchise fees and personnel costs. The increase in programming costs included $279,000 related to the July 1, 1996 restructuring of The Disney Channel discussed above.

    General and administrative expenses increased from $36.9 million to $46.4 million, or by 25.9%, during 1997 compared to 1996. Of the $9.5 million increase, $6 million related to the acquisition of FCSC assets, $2.8 million related to increases in bad debt expense, $1.0 million related to the absence in 1997 of reimbursed expenses from FCSC, which was managed by FHGLP prior to July 12, 1996 and $677,000 related to a reduction in reimbursement from Falcon International Communications ("FIC"), an affiliated entity of expenses incurred in connection with international investments. These increases were partially offset by a decrease of $849,000 related primarily to reduced insurance premiums as a result of self-insuring the Partnership's cable distribution plant and subscriber connections during 1997 and a $345,000 decrease in costs associated with reregulation by the FCC.

    Depreciation and amortization expense increased from $100.4 million to $118.8 million, or by 18.4%, during 1997 compared with 1996. The $18.4 million increase in depreciation and amortization expense was primarily due to the acquisition of the FCSC assets partially offset by accelerated 1996 depreciation related to asset retirements and to intangible assets becoming fully amortized.

    Operating income decreased from $19.7 million to $14.9 million, or by 24.2%, during 1997 compared to 1996. The $4.8 million decrease was principally due to increases in operating expenses in excess of revenues and to an increase in depreciation and amortization expense as discussed above.

    Interest expense, net, including the effects of interest rate hedging agreements, increased from $71.6 million to $79.1 million, or by 10.5%, during 1997 compared to 1996. The $7.5 million increase in interest expense related primarily to increased debt incurred to consummate the acquisition of the FCSC assets, partially offset by lower average interest rates (7.7% during 1997 compared to 8% during 1996). Payment-in-kind interest expense associated with the Notes (under which interest payment requirements are met by delivery of additional Notes) amounted to $20.4 million during 1997 compared to $26.6 million in 1996 (the Partnership elected to pay interest expense in cash on March 15, 1998). Interest rate hedging agreements resulted in additional interest expense of $350,000 during 1997 and $1.0 million in 1996.

    Due to the factors described above, the Partnership's net loss increased from $50 million to $60.8 million, or by 21.7%, during 1997 compared to 1996.

    EBITDA is calculated as operating income before depreciation and amortization. See footnote 4 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 55.3% during 1996 to 52.3% in 1997. The decrease was primarily caused by increases in programming costs and bad debt expense in excess of revenue increases as described above, and to the acquisition of assets from FCSC (which had an EBITDA as a percentage of revenues of 49%). EBITDA increased from $120.1 million to $133.8 million, or by 11.4%, as a result of these factors.

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    The Partnership's revenues increased from $151.2 million to $217.3 million, or by 43.7%, during 1996 compared to 1995. Of the $66.1 million net increase in revenues, $58.6 million was due to the acquisition in December 1995 of the Falcon First assets and in July 1996 of the FCSC assets, as discussed in Note 3 to the consolidated financial statements and $9.8 million was due to increased cable service revenues. These increases were partially offset by a decrease of $2.3 million in management fees. The $9.8 million increase in cable service revenues was caused principally by increases of $9.3 million due to increases in regulated service rates implemented in April and October 1996, $2.2 million due to increases related to other revenue producing items (primarily advertising sales) and $1.1 million due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996. These increases were partially offset by decreases of $1.5 million due to reductions in the number of regulated subscriptions for cable service, $1.1 million due to reductions in the number of premium subscriptions for cable service and

$241,000 related to rate decreases implemented in 1995 to comply with the 1992 Cable Act. As of December 31, 1996, the Owned Systems had approximately 571,000 basic subscribers and approximately 204,000 premium service units.

    Management and consulting fees earned by the Partnership decreased from $8.6 million to $6.3 million during 1996 primarily due to the absence in 1996 of management fees earned from Falcon First and FCSC, which were managed by FHGLP prior to December 28, 1995 and July 12, 1996, respectively.

    Service costs increased from $41.6 million to $60.3 million, or by 44.9%, during 1996 compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $18.7 million increase in service costs, $18.4 million was due to the acquisition of Falcon First and FCSC assets and $1.9 million related to increases in programming fees paid to program suppliers (including primary satellite fees). These increases were partially offset by a net decrease of $1.7 million in other service costs primarily related to increases in capitalized labor associated with increased construction activity. The increase in programming costs included a $269,000 increase related to the restructuring of The Disney Channel discussed above.

    General and administrative expenses increased from $30 million to $36.9 million, or by 22.8%, during 1996 compared to 1995. The $6.9 million increase was caused principally by a $10.5 million increase related to the acquisition of the Falcon First and FCSC assets partially offset by decreases of $928,000 related to the absence in 1996 of reimbursed expenses from FCSC, which was managed by FHGLP prior to July 12, 1996, $900,000 related to certain one-time charges occurring in 1995, $500,000 related to the recovery of previously reserved bad debt expense and to $1.8 million related to other general and administrative expenses.

    Depreciation and amortization expense increased from $54.4 million to $100.4 million, or by 84.6%, during 1996 compared with 1995. Depreciation expense increased by $37.1 million due to the acquisition of Falcon First and FCSC assets during 1996, by $6.6 million due to accelerated depreciation related to asset retirements and adjustments of the estimated useful lives of certain tangible assets due to rebuilds and by approximately $2.1 million due to the depreciation of property, plant and equipment additions. These increases were partially offset by intangible assets becoming fully amortized and as a result of the estimated useful lives of certain other intangible assets being extended.

    Operating income decreased from $25.2 million to $19.7 million during 1996 compared to 1995. The $5.5 million decrease was principally due to a $7.5 million decrease in operating income related to the acquisition of the Falcon First and FCSC assets partially offset by increases in revenues in excess of increases in operating expenses as discussed above.

    Interest expense, net, including the effects of interest rate hedging agreements, increased from $57.8 million to $71.6 million, or by 23.9%, during 1996 compared to 1995. Interest expense increased by $19.3 million primarily due to the increased debt incurred to consummate the acquisitions of the Falcon First and FCSC assets. These increases were partially offset by the absence in 1996 of $3.5 million of amortization of deferred loan costs and the effect of lower average interest rates (8.0% during 1996 compared to 8.1% during 1995). Payment-in-kind interest expense associated with the Notes (under which interest payment requirements are met by delivery of additional Notes) and, in 1995 only, payment-in-kind interest expense associated with Falcon Telecable's $20 million aggregate principal amount of 11.56% notes payable, amounted to $26.6 million during 1996 compared to $27.1 million in 1995. Interest rate hedging agreements resulted in additional interest expense of $1.0 million during 1996 and $729,000 in 1995.

    Due to the factors described above, the Partnership's net loss increased from $25.2 million to $50 million, or by 98.1%, during 1996 compared to 1995.

    EBITDA is calculated as operating income before depreciation and amortization See footnote 4 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 52.6% during 1995 to

55.3% in 1996. The increase was primarily caused by revenue increases as described above. EBITDA increased from $79.6 million to $120.1 million, or by 51%.

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

    As noted in "Business--Overview of the Systems--The Owned Systems," many of the Systems have almost no available channel capacity with which to add new channels or to further expand pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services, such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the Systems remain competitive within the industry. For the three-year period ended December 31, 1997, capital expenditures for line extensions, rebuilds and upgrades, and new equipment for the Partnership totaled approximately $171.2 million, with approximately $88 million of these capital expenditures being attributable to upgrading and rebuilding existing distribution plant.

    The Partnership postponed a number of rebuild and upgrade projects that were planned for 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the impact thereof on the Partnership's business and access to capital. As a result, even after giving effect to certain upgrades and rebuilds that were started or completed in 1996 and 1997, the Partnership's Systems are significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its Systems will, under present market conditions, most likely have an adverse effect on the value of the Systems compared to systems that have been rebuilt to a higher technical standard. The Partnership's management has selected a technical standard that incorporates a fiber-to-the feeder architecture for the majority of its Systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog video service. Such a system will also permit the introduction of high-speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services, as well as new digital services. The Partnership is also evaluating the use of digital compression technology in its Systems. See "Business--Technological Developments" and "--Digital Compression."

    The Partnership's future capital expenditure plans are, however, all subject to the availability of adequate capital on terms satisfactory to the Partnership, as to which there can be no assurances. The Partnership plans to finance capital expenditures with cash flow from operations and borrowings under the existing and any future credit facilities. Subject to the Partnership's ability to remain in compliance with certain covenants of its debt, the Partnership presently intends to spend approximately $101 million for capital expenditures in 1998.

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

    At the closing of the TCI Transaction, New Falcon will assume the rights and obligations of FHGLP under the indenture for any of the Notes then outstanding, if any, and will be substituted for FHGLP as the obligor under the Notes. In addition, New Falcon will assume certain other indebtedness of FHGLP and TCI, including amounts outstanding under the Amended and Restated Credit Agreement. The TCI Transaction is conditioned upon New Falcon's obtaining new financing in an amount sufficient to pay off the indebtedness under the Amended and Restated Bank Agreement and the other indebtedness to be assumed by New Falcon as a result of the TCI Transaction.

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

    As more fully described in Note 2 to the consolidated financial statements, the Existing FHGLP Partnership Agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests in FHGLP held by its Group I, Group II and Group III limited partners (constituting approximately 60% of the common equity of FHGLP), at the holders' option. Certain of these interests are mandatorily redeemable at certain dates. Limited partnership interests held by the Group IV limited partner become redeemable at a later date, subject to certain shared liquidity rights. In contemplation of the TCI Transaction, by agreement of the Group I, Group II, Group III and Group IV partners, the dates on which the partners may exercise certain put rights and the dates by which FHGLP is required to redeem certain partnership interests were tolled in accordance with the Contribution Agreement. The new dates are determined by adding to the original date the number of days in the period beginning on December 1, 1997 and ending ninety days after the earlier of December 31, 1998 or the date that the Contribution Agreement is terminated accordance with its terms. As a result, assuming that the Contribution Agreement is not terminated prior to December 31, 1998, FHGLP may be required to purchase the partnership interests held by the Group I, Group II and Group III partners during the period of January 2000 to October 2000, with the Class C partnership interests held by the Group IV partner becoming mandatorily redeemable in July 2005. If the Contribution Agreement is terminated prior to December 31, 1998, FHGLP may be required to redeem certain partnership interests earlier than the dates set forth above. Subject to certain customary exceptions, the Contribution Agreement may not be terminated without the consent of FHGLP prior to December 31, 1998. The purchase price for such partnership interests (other than Class C partnership interests, which are valued at their liquidation value as determined in accordance with the Existing FHGLP Partnership Agreement) will generally be determined through a third party appraisal mechanism, as specified in the Existing FHGLP Partnership Agreement, at the time such interests are redeemed, or through negotiation. The estimated purchase price of such non-preferred partnership interests at December 31, 1997 was approximately $120 million, based on preliminary estimates by management which are subject to change. The purchase price is to be paid in cash or, under certain circumstances, may be paid through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be determined based on a formula due to the preferred status of such Class C interests. The Class C interests had an aggregate liquidation value of $51.4 million as of December 31, 1997. Certain of the Partnership's debt agreements (including the Amended and Restated Credit Agreement and the Notes) restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. The obligations of FHGLP to redeem any significant amount of its limited partnership interests would result in a material liquidity demand on FHGLP, and there can be no assurance that FHGLP would be able to raise such funds on terms acceptable to FHGLP, or at all. FHGLP has not identified a source for funding any material redemption obligation at this time. Upon completion of the TCI Transaction, the existing liquidity rights will be terminated and be replaced by certain new liquidity rights provided to the non-management limited partners in the New FHGLP Partnership Agreement and the New Falcon Partnership Agreement.

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

    In addition to evaluating internal systems, the Partnership's management is currently assessing its exposure to risks associated with its operating and revenue generating equipment and has also initiated communications with its significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership's management expects that the cost to replace non-compliant equipment will be determined during the third quarter of 1998. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's systems. The Partnership continues to closely monitor developments with its vendors and service suppliers.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    The Partnership has considered the effects of recently issued accounting pronouncements from the Financial Accounting Standards Board (including Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities") and the American Institute of Certified Public Accountants (including Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and SOP No. 98-5, "Reporting on the Costs of Start-Up Activities"). The Partnership's management currently believes that the impact of such standards will not have a material impact on the Partnership's financial position and results of operations.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Partners
Falcon Holding Group, L.P.

    We have audited the accompanying consolidated balance sheets of Falcon Holding Group, L.P. as of December 31, 1996 and 1997, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Falcon Holding Group, L.P. at December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 17, 1998

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

                           FALCON HOLDING GROUP, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                1995          1996          1997
                                                            ------------  ------------  ------------
                                                                     (DOLLARS IN THOUSANDS)
REVENUES..................................................  $    151,208  $    217,320  $    255,886
                                                            ------------  ------------  ------------
EXPENSES:
  Service costs...........................................        41,626        60,302        75,643
  General and administrative expenses.....................        30,026        36,878        46,437
  Depreciation and amortization...........................        54,386       100,415       118,856
                                                            ------------  ------------  ------------
    Total expenses........................................       126,038       197,595       240,936
                                                            ------------  ------------  ------------
    Operating income......................................        25,170        19,725        14,950
                                                            ------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest expense........................................       (58,326)      (72,641)      (81,326)
  Interest income.........................................           549         1,039         2,189
  Equity in net income (loss) of investee partnerships....        (5,705)          (44)          443
  Other income, net.......................................        13,077           814           885
  Income tax benefit......................................            --         1,122         2,021
                                                            ------------  ------------  ------------
NET LOSS..................................................  $    (25,235) $    (49,985) $    (60,838)
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------

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

    The estimated redemption values at December 31, 1997 were based on management's estimate of the relative fair value of such interests under current market conditions. The actual redemption value of all

                           FALCON HOLDING GROUP, L.P.

NOTE 2 -- PARTNERSHIP MATTERS (CONTINUED) partnership interests (other than Class C partnership interests) will generally be determined through negotiation or a third party appraisal mechanism at the time such units are put, and the appraisers will not be bound by historical estimates. Accordingly, such appraised valuations may be greater than or less than management's estimates and any such variations could be significant. The redemption value of the Class C partnership interests will generally be determined based on a formula due to the preferred status of such Class C interests.

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

    In contemplation of the TCI Transaction, by agreement of the Group I, Group II, Group III and Group IV partners, the dates on which the partners may exercise certain put rights and the dates by which FHGLP is required to redeem certain partnership interests were tolled in accordance with the Contribution Agreement. The new dates are determined by adding to the original date the number of days in the

                           FALCON HOLDING GROUP, L.P.

NOTE 2 -- PARTNERSHIP MATTERS (CONTINUED) period beginning on December 1, 1997 and ending ninety days after the earlier of December 31, 1998 or the date that the Contribution Agreement is terminated in accordance with its terms. As a result, assuming that the TCI Transaction has not closed and the Contribution Agreement is not terminated prior to December 31, 1998, the tolling period will be approximately sixteen months and the Partnership would not be required to purchase the partnership interests held by the Group I, Group II and Group III partners until the period of January 2000 to October 2000, with the Class C partnership interests held by the Group IV partner not becoming mandatorily redeemable until July 2005. If the Contribution Agreement is terminated prior to December 31, 1998, these new dates would be pushed forward accordingly and FHGLP may be required to redeem certain partnership interests earlier than the dates set forth above. Subject to certain customary exceptions, the Contribution Agreement may not be terminated without the consent of FHGLP prior to December 31, 1998.

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

    New Falcon was organized as a California limited partnership in October 1997. Concurrently with the execution of the Contribution Agreement, FHGLP and TCI entered into an Amended and Restated Agreement of Limited Partnership of New Falcon (the "New Falcon Partnership Agreement"). FHGLP will own, subject to possible adjustment pursuant to the Contribution Agreement, approximately 53% of the equity of New Falcon and will serve as the managing general partner of New Falcon. TCI will own, subject to possible adjustment pursuant to the Contribution Agreement, approximately 47% of the equity of New Falcon (which equity interest includes the purchase of interests in New Falcon by TCI from certain limited partners of FHGLP, as described below). FHGI will continue to serve as the sole general partner of FHGLP. As such, subject to certain governance provisions set forth in the New Falcon Partnership Agreement, FHGI and its senior management will manage the business and day-to-day operations of New Falcon.

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

    On July 1, 1996, the Partnership sold certain of the Falcon First assets for $15 million, the proceeds being used to temporarily repay outstanding debt under the former Bank Credit Agreement. The cable assets sold were designated for sale as of the December 28, 1995 acquisition date and generated approximately 1.9% of consolidated revenues for the six months ended June 30, 1996. Given the designation of the assets for sale and the proximity of the sale date to the December 28, 1995 acquisition date, the resulting gain on sale of $3.6 million was recorded as a reduction to goodwill.

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

    Summarized financial information of these partnerships is as follows:

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

    The Partnership, certain of its affiliates, and certain third parties have been named as defendants in an action entitled FRANK O'SHEA I.R.A. ET AL. v. FALCON CABLE SYSTEMS COMPANY, ET AL., Case No. BC 147386, pending in the Superior Court of the State of California, County of Los Angeles (the "Action"). Plaintiffs in the Action are certain former unitholders of FCSC purporting to represent a class consisting of former unitholders of FCSC other than those affiliated with FCSC and/or its controlling persons. The complaint in the Action alleges, among other things, that defendants breached their fiduciary and contractual duties to unitholders, and acted negligently, with respect to the purchase from former unitholders of their interests in FCSC in 1996. In particular, the complaint in the Action alleges, among other things, (a) that the appraisals conducted to determine the price at which the purchase of the former unitholders' interests would occur were "inadequate", "defective" and "unreasonable" and that the appraisal firms who conducted the appraisals (two out of three of which are named as defendants) acted negligently or recklessly in performing the appraisals; (b) that the price paid per unit was unfair and was intended to unfairly benefit the defendants at the expense of the public unitholders, in that allegedly the price paid did not fairly reflect the intrinsic value of the partnership assets, was not based on arms-length negotiation, and was less than the per unit value that could be derived from an alleged estimate of asset value submitted by FCSC to its lenders in connection with its borrowings; and (c) that the sums paid the unitholders should not have been based on a calculation that reflected payment to the General Partner of a "sales fee" as defined in the partnership agreement. As relief, the complaint seeks damages (and prejudgment interest) in an unspecified amount, and/or the imposition of a constructive trust upon the partnership assets purchased by certain defendants, and/or rescission of the transaction. The defendants have filed answers

                           FALCON HOLDING GROUP, L.P.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) denying the material allegations of the complaint in the Action, and the Action is currently in the pre-trial discovery stage. The Court has set a trial date for October 1998 in this matter. The Partnership believes it has substantial and meritorious defenses to the claims.

    The Partnership is periodically a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business, and management presently believes that the outcome of all pending legal proceedings (including the Action) will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

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

NOTE 11 -- OTHER INCOME (EXPENSE)

    Other income (expense) is comprised of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1995       1996       1997
                                                                ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Gain on sale of Available-for-Sale Securities.................  $  13,267  $   2,264  $  --
Gain on insured casualty losses...............................     --         --          3,476
Write down of investment......................................     --         (1,000)    --
Loss on sale of investment....................................     --         --         (1,360)
Lawsuit settlement costs, net of $500,000 insurance
  recovery....................................................     --         --         (1,030)
Other, net....................................................       (190)      (450)      (201)
                                                                ---------  ---------  ---------
                                                                $  13,077  $     814  $     885
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on
its behalf by the undersigned, thereunto duly authorized this     day of August,
1998.

                                FALCON HOLDING GROUP, L.P.
                                by its general partner,
                                Falcon Holding Group, Inc.

                                By:            /s/ MICHAEL K. MENEREY
                                     -----------------------------------------
                                                 Michael K. Menerey
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated on the     day of August, 1998.

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