Form 10-Q/A
period 1998-03-31
FALCON HOLDING GROUP LP
filed 1998-08-07
CIK 900346

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                          __________________________________

                                      FORM 10-Q/A

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                               ________________________

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to  _______________

               Commission File Number   33-60776
                                        --------


                          Falcon Holding Group, L.P.
-------------------------------------------------------------------------------
                    (Exact name of Registrant as specified in its charter)

          Delaware                                     95-4408577
---------------------------------       ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

10900 Wilshire Boulevard - 15th Floor
Los Angeles, California                                  90024
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:    (310) 824-9990
                                                     ------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ----

               The Exhibit Index is located at Page E-1.

                           PART I - FINANCIAL INFORMATION

                    FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,    March 31,
                                                         1997*          1998
                                                     ------------    -----------
                                                                     (Unaudited)
                                                       (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                          $   13,917    $   11,162
   Receivables:
      Trade, less allowance of $825,000 and
      $781,000 for possible losses                        13,174        12,291
      Affiliates                                          11,254        11,309
   Other assets                                           14,576        15,647
   Other investments                                       1,776         1,555
   Property, plant and equipment, less accumulated
     depreciation and amortization of $272,551,000
     and $275,806,000                                    324,559       358,074

   Franchise cost, less accumulated amortization of
     $203,700,000 and $211,870,000                       222,281       218,844

   Goodwill, less accumulated amortization
      of $18,531,000 and $20,010,000                      66,879        71,487

   Customer lists and other intangible costs, less
     accumulated amortization of $25,517,000
     and $28,578,000                                      59,808        88,360

   Deferred loan costs, less accumulated amortization
     of $7,144,000 and $7,681,000                         12,134        11,597
                                                       ----------    ---------
                                                      $  740,358    $  800,326
                                                       ----------    ---------
                                                       ----------    ---------

                          LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
   Notes payable                                      $  911,221    $1,001,054
   Accounts payable                                        9,169         6,476
   Accrued expenses                                       52,789        44,812
   Customer deposits and prepayments                       1,452         1,652
   Deferred income taxes                                   7,553         7,026
   Minority interest                                         354           346
   Equity in losses of affiliated partnerships
      in excess of investment                              3,202         3,251
                                                       ----------    ---------

TOTAL LIABILITIES                                        985,740     1,064,617
                                                       ----------    ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                              171,373       171,373
                                                       ----------    ---------

PARTNERS' DEFICIT:
   General partner                                       (13,200)      (13,389)
   Limited partners                                     (403,555)     (422,275)
                                                       ----------    ---------
TOTAL PARTNERS' DEFICIT                                 (416,755)     (435,664)
                                                       ----------    ---------
                                                      $  740,358    $  800,326
                                                       ----------    ---------
                                                       ----------    ---------

                *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                     FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   -----------------------------------------------
                   -----------------------------------------------




                                                               UNAUDITED
                                                       -----------------------
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -----------------------
                                                           1997        1998
                                                       -----------  ----------
                                                        (Dollars in Thousands)
REVENUES                                               $  63,984     $  64,557
                                                       ---------     ---------

EXPENSES:
   Service costs                                          18,295        19,565
   General and administrative expenses                    11,179        11,678
   Depreciation and amortization                          29,793        31,079
                                                       ---------     ---------

      Total expenses                                      59,267        62,322
                                                       ---------     ---------

      Operating income                                     4,717         2,235

OTHER INCOME (EXPENSE):
   Interest expense, net                                 (20,384)      (20,487)
   Equity in net loss of investee partnerships               (71)         (248)
   Other expense, net                                       (163)         (774)
   Income tax benefit                                        566           365
                                                       ---------     ---------

NET LOSS                                               $ (15,335)    $ (18,909)
                                                       ---------     ---------
                                                       ---------     ---------


      See accompanying notes to condensed consolidated financial statements.

                     FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   -----------------------------------------------
                   -----------------------------------------------



                                                              UNAUDITED
                                                       -----------------------
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -----------------------
                                                           1997        1998
                                                       -----------  ----------
                                                        (Dollars in Thousands)

Net cash provided by operating activities              $  15,322      $  2,729
                                                       ---------     ---------

Cash flows from investing activities:
   Acquisition of cable television systems                   -         (76,789)
   Capital expenditures                                  (10,624)      (18,021)
   Increase in intangible assets                            (326)         (550)
   Other                                                       9            42
                                                       ---------     ---------

        Net cash used in investing activities            (10,941)      (95,318)
                                                       ---------     ---------

Cash flows from financing activities:
   Borrowings from notes payable                           8,000        96,472
   Repayment of debt                                     (15,179)       (6,638)
   Other                                                      24           -
                                                       ---------     ---------

        Net cash provided by (used in) financing
          activities                                      (7,155)       89,834
                                                       ----------    ---------
Net decrease in cash and cash equivalents                 (2,774)       (2,755)

Cash and cash equivalents at beginning of period          13,633        13,917
                                                       ---------     ---------

Cash and cash equivalents at end of period             $  10,859     $  11,162
                                                       ---------     ---------
                                                       ---------     ---------

      See accompanying notes to condensed consolidated financial statements.

                    FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   --------------------------------------------
                   --------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     Falcon Holding Group, L.P., a Delaware limited partnership (the "Partnership" or "FHGLP"), owns and operates cable television systems serving small to medium-sized communities and the suburbs of certain cities in 23 states (the "Owned Systems"). The Partnership also controls, holds varying equity interests in and manages certain other cable television systems for a fee (the "Affiliated Systems" and, together with the Owned Systems, the "Systems"). The Affiliated Systems operate cable television systems in 14 states. FHGLP is a limited partnership, the sole general partner of which is Falcon Holding Group, Inc., a California corporation ("FHGI").

     The condensed consolidated financial statements include the consolidated accounts of FHGLP, its subsidiary cable television operating partnerships and corporations (the "Owned Subsidiaries") and those operating partnerships' general partners which are owned by FHGLP. The condensed consolidated financial statements also include the accounts of Enstar Communications Corporation ("ECC"), a wholly-owned subsidiary of one of the operating partnerships, which is the general partner of the 15 limited partnerships operating under the name "Enstar" (the "Enstar Partnerships"), which are Affiliated Systems. The ECC ownership interests in the Enstar Partnerships range from 0.5% to 1.0%.

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

                    FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   --------------------------------------------
                   --------------------------------------------

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

     The Senior Debentures were issued at a price of 99.732% of their principal amount, for total gross proceeds to the Issuers of approximately $374.0 million. The Senior Discount Debentures were issued at a price of 63.329% per $1,000 aggregate principal amount at maturity, for total gross proceeds to the Issuers of approximately $275.6 million, and will accrete to stated value at an annual rate of 9.285% until April 15, 2003. After giving effect to offering discounts, commissions and estimated expenses of the offering, the sale of the Debentures (representing aggregate indebtedness of approximately $650.6 million as of the date of issuance) generated net proceeds to the Issuers of approximately $631 million. The Partnership used substantially all the net proceeds from the sale of the Debentures to repay outstanding bank indebtedness.

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

     Management and consulting fees earned by the Partnership decreased from $1.5 million to $1.1 million for the three months ended March 31, 1998 compared to the corresponding period in 1997 primarily due to a $349,000 reduction in the amounts received from Falcon Classic. $73,000 of this reduction was due to the March, 1998 sale of the Falcon Classic assets to the Partnership; the balance was due to the one-time receipt by the Partnership during the three months ended March 31, 1997 of previously deferred fees from Falcon Classic.

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

     Interest expense, net, including the effects of interest rate hedging agreements, increased from $20.4 million to $20.5 million, or by 0.5%, for the three months ended March 31, 1998 compared to the

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES corresponding period in 1997. The increase was primarily due to higher average debt balances outstanding. The increase was partially offset by the effect of slightly lower average interest rates (8.8% during the three months ended March 31, 1998 compared to 9.1% during the corresponding period in
1997). Due to the Partnership electing to pay interest expense on the 11% Notes in cash on March 15, 1998, there was no payment-in-kind interest expense (in which interest payment requirements are met by an increase in the principal amount of the notes) associated with the 11% Notes for the three months ended March 31, 1998 compared to $7 million of payment-in-kind interest expense for the corresponding period in 1997. Interest rate hedging agreements resulted in additional interest expense of $53,000 during the three months ended March 31, 1998 compared to additional interest expense of $250,000 during the corresponding period in 1997.

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

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instruments of FHGLP use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the Partnership's definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 53.9% to 51.6% for the three months ended March 31, 1998 compared to the corresponding period in 1997. The decrease was primarily caused by increases in programming costs and marketing expenses in excess of revenue increases, as described above, and to the acquisition of assets from Falcon Classic (which had an EBITDA as a percentage of revenues of 47.7%), EBITDA decreased from $34.5 million to $33.3 million as a result of such factors, or by 3.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of the Owned Systems. The Partnership spent $76.3 million during 1997 on capital expenditures. In addition to the purchase of substantially all of the Falcon Classic assets (except for the cable system serving the City of Somerset, Kentucky) in March 1998 for $76.8 million and the anticipated subsequent purchase of Classic's City of Somerset, Kentucky cable system for approximately $6.4 million, management's current plan calls for the expenditure of approximately $101 million in capital expenditures in 1998, including approximately $68.2 million to rebuild and upgrade certain of the Owned Systems. The Partnership plans to finance capital

                  FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES expenditures with cash flow from operations and borrowings under its existing and future bank credit facilities, subject to its ability to remain in compliance with certain covenants related to its outstanding indebtedness. The Partnership's proposed spending plans (including its plans for 1998) are frequently reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt agreements), franchise requirements, competitive circumstances and other factors.

     The Amended and Restated Credit Agreement provides for maximum available borrowings of $774 million at December 31, 1997, reducing to $185 million at December 31, 2004. As of March 31, 1998, the amount outstanding under the Amended and Restated Credit Agreement was $695.6 million (including $76.8 million related to the acquisition of the Falcon Classic Systems) and, subject to complying with covenants, the Partnership had available to it additional borrowings thereunder of approximately $40.1 million. The Amended and Restated Credit Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder. As of March 31, 1998, borrowings under the Amended and Restated Credit Agreement bore interest at an average rate of 7.9% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at March 31, 1998 of $565 million. Agreements in effect at March 31, 1998 totaled $540 million, with the remaining $25 million to become effective as certain of the existing contracts mature during the balance of 1998. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire at various times through July 2001. In addition to these agreements the Partnership has one interest rate swap contract with a notional amount of $25 million under which it pays variable LIBOR rates and receives fixed rate payments, and one $25 million interest rate cap contract under which the Partnership pays variable LIBOR rates, subject to a cap of 5.49%. The Amended and Restated Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of March 31, 1998. Management believes that borrowings under its credit facilities together with cash flows from operations will be adequate to meet the Partnership's liquidity needs for the foreseeable future.

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

                     FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

     On April 3, 1998, as discussed in Note 5 to the condensed consolidated financial statements, the Partnership consummated offerings of $375 million aggregate principal amount of the Senior Debentures and $435.2 million aggregate principal amount at maturity of the Senior Discount Debentures.
The net proceeds of the Debentures of approximately $631 million were used to repay certain outstanding indebtedness under the Amended and Restated Credit Agreement. Semiannual interest payments with respect to the Senior Debentures will be approximately $15.7 million in the aggregate, commencing on October 15, 1998. No interest on the Senior Discount Debentures will be payable prior to April 15, 2003, unless the Issuers elect to pay cash interest. After April 15, 2003, semiannual interest payments will be approximately $35.9 million in the aggregate. The Partnership anticipates that cash flow from operations and, if necessary, borrowings under the existing and future bank credit facilities will be adequate to meet its interest payment obligations under the Debentures.

     On April 20, 1998, the Partnership made a tender offer for all of the 11% Notes, which is expected to require approximately $303 million if 100% of the 11% Notes are tendered, and which will be funded by bank borrowing. The Partnership is also negotiating a new bank credit agreement which would replace the Amended and Restated Credit Agreement in the second quarter of 1998, and provide funds for the closing of its pending transaction with an affiliate of Tele-Communications, Inc. (the "TCI Transaction") (see discussion in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997).

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

                     FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

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

     The existing FHGLP partnership agreement contains provisions that may require FHGLP to purchase substantially all of the limited partnership interests in FHGLP held by its Group I, Group II and Group III limited partners (constituting approximately 60% of the common equity of FHGLP), at the holders' option. Certain of these interests are mandatorily redeemable at certain dates. Limited partnership interests held by the Group IV limited partner become redeemable at a later date, subject to certain shared liquidity rights. In contemplation of the TCI Transaction, by agreement of the Group I, Group II, Group III and Group IV partners, the dates on which the partners may exercise certain put rights and the dates by which FHGLP is required to redeem certain partnership interests were tolled in accordance with the document governing the TCI Transaction (the "Contribution Agreement"). The new dates are determined by adding to the original date the number of days in the period beginning on December 1, 1997 and ending ninety days after the earlier of December 31, 1998 or the date that the Contribution Agreement is terminated in accordance with its terms. As a result, assuming that the Contribution Agreement is not terminated prior to December 31, 1998, FHGLP may be required to purchase the partnership interests held by the Group I, Group II and Group III partners during the period of January 2000 to October 2000, with the Class C partnership interests held by the Group IV partner becoming mandatorily redeemable in July 2005. If the Contribution Agreement is terminated prior to December 31, 1998, FHGLP may be required to redeem certain partnership interests earlier than the dates set forth above. Subject to certain customary exceptions, the Contribution Agreement may not be terminated without the consent of FHGLP prior to December 31, 1998. The purchase price for such partnership interests (other than Class C partnership interests, which had a liquidation value of $51.4 million at March 31, 1998) will generally be determined through a third party appraisal mechanism, as specified in the existing FHGLP partnership agreement, at the time such interests are redeemed, or through negotiation. The estimated purchase price of such non-preferred partnership interests at March 31, 1998 was approximately $120 million, based on preliminary estimates by management which are subject to change. The purchase price is to be paid in cash or, under certain circumstances, may be paid through the issuance of debt or equity securities. The redemption value of the Class C partnership interests will generally be their liquidation value as determined in accordance with a formula set forth in the existing FHGLP partnership agreement. Certain of the Partnership's debt agreements (including the Amended and Restated Credit Agreement and the 11% Notes) restrict the Partnership's ability to (i) make distributions to fund the purchase of these partnership interests pursuant to the provisions described above, (ii) incur indebtedness or issue debt securities in connection with such purchase or (iii) sell a substantial amount of its assets. The obligations of FHGLP to redeem any significant amount of its limited partnership interests would result in a material liquidity demand on FHGLP, and there can be no assurance that FHGLP would be able to raise such funds on terms acceptable to FHGLP, or at all. FHGLP has not identified a source for funding any material redemption obligation at this time. Upon completion of the TCI Transaction, the existing liquidity rights will be terminated and be

                     FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES replaced by certain new liquidity rights provided to the non-management limited partners in the new FHGLP partnership agreement and the New Falcon Partnership Agreement.

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

                     FALCON HOLDING GROUP, L.P. AND SUBSIDIARIES

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



                                   By:  Falcon Holding Group
                                        General Partner






Date: August __, 1998             By:  /s/ Michael K. Menerey
                                        -----------------------------
                                        Michael K. Menerey, Executive
                                        Vice President, Secretary and
                                        Chief Financial Officer

                                       EXHIBIT INDEX


Exhibit
Number                                  Description


10.61* First Amendment to Contribution and Purchase Agreement dated as of March 23, 1998 by and among Falcon Holding Group, L.P., Falcon Communications, L.P., and TCI Falcon Holdings, LLC.

10.62* Second Amendment to Contribution and Purchase Agreement dated as of April 2, 1998, between Falcon Holding Group, L.P., Falcon Communications, L.P. and TCI Falcon Holdings, LLC.

10.63* Waiver Letter, dated as of March 27, 1998, among Falcon Holding Group, L.P., Falcon Communications, L.P. and TCI Falcon Holdings, LLC relating to the Amended and Restated Agreement of Limited Partnership of Falcon Communications, L.P., dated as of December 30, 1997.

------------
* Previously filed