Form 10-K405/A
period 1997-12-31
FALCON HOLDING GROUP LP
filed 1998-08-10
CIK 900346

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of August, 1998.

                                FALCON HOLDING GROUP, L.P.
                                by its general partner,
                                Falcon Holding Group, Inc.

                                By:            /s/ MICHAEL K. MENEREY
                                     -----------------------------------------
                                                 Michael K. Menerey
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of August, 1998.

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