Form 10-Q/A
period 1998-03-31
FALCON HOLDING GROUP LP
filed 1998-08-10
CIK 900346

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



                                   By:  Falcon Holding Group
                                        General Partner






Date: August 7, 1998             By:  /s/ Michael K. Menerey
                                        -----------------------------
                                        Michael K. Menerey, Executive
                                        Vice President, Secretary and
                                        Chief Financial Officer