Form 10-Q
period 1998-09-30
FALCON COMMUNICATIONS LP; FALCON FUNDING CORP
filed 1998-11-13
CIK 900346, 1060530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                -------------------------------------------------

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 1998
                                          -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------------

          Commission File Numbers:            33-60776 and 333-55755
                                          ------------------------------

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)
                           FALCON FUNDING CORPORATION*
-------------------------------------------------------------------------------
           (Exact Names of Registrants as Specified in Their Charters)

           California                                  95-4654565
           California                                  95-4681480
--------------------------------        ----------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Numbers)
 Incorporation or Organization)

   10900 Wilshire Boulevard - 15th Floor
          Los Angeles, California                            90024
--------------------------------------------             ------------
 (Address of Principal Executive Offices)                 (Zip Code)

                                 (310) 824-9990
              ----------------------------------------------------
              (Registrants' Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes           No   X
    -----        -----

Number of shares of common stock of Falcon Funding Corporation outstanding as of November 10, 1998: 1,000.

* Falcon Funding Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                         PART I - FINANCIAL INFORMATION

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        December 31,  September 30,
                                                                            1997*         1998
                                                                        ------------  -------------
                                                                                       (Unaudited)
                                                                          (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                            $     13,917  $       9,269
   Receivables:
      Trade, less allowance of $825,000 and
         $524,000 for possible losses                                         13,174         15,675
      Affiliates                                                              11,254            959
   Other assets                                                               14,576         15,847
   Other investments                                                           1,776            119
   Property, plant and equipment, less accumulated depreciation
      and amortization of $272,551,000 and $306,183,000                      324,559        483,536

   Franchise cost, less accumulated
      amortization of $203,700,000 and $229,788,000                          222,281        410,929

   Goodwill, less accumulated amortization
      of $18,531,000 and $24,663,000                                          66,879        140,006

   Customer lists and other intangible costs, less
      accumulated amortization of $25,517,000 and $39,996,000                 59,808        353,795

   Deferred loan costs, less accumulated amortization
      of $7,144,000 and $1,735,000                                            12,134         24,847
                                                                        ------------  -------------
                                                                        $    740,358  $   1,454,982
                                                                        ------------  -------------
                                                                        ------------  -------------
                        LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
   Notes payable                                                        $    911,221  $   1,578,140
   Accounts payable                                                            9,169          7,833
   Accrued expenses                                                           52,789         91,242
   Customer deposits and prepayments                                           1,452          1,916
   Deferred income taxes                                                       7,553          9,916
   Minority interest                                                             354            412
   Equity in losses of affiliated partnerships in excess of investment         3,202         --
                                                                        ------------  -------------
TOTAL LIABILITIES                                                            985,740      1,689,459
                                                                        ------------  -------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                                  171,373        135,385
                                                                        ------------  -------------

PARTNERS' EQUITY (DEFICIT):
   General partner                                                           (13,200)      (374,910)
   Limited partners                                                         (403,555)         5,048
                                                                        ------------  -------------
TOTAL PARTNERS' DEFICIT                                                     (416,755)      (369,862)
                                                                        ------------  -------------
                                                                        $    740,358  $   1,454,982
                                                                        ------------  -------------
                                                                        ------------  -------------


               *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Unaudited
                                                  --------------------
                                                  Three months ended
                                                     September 30,
                                                  --------------------
                                                    1997        1998
                                                  --------    --------
                                                 (Dollars in Thousands)

REVENUES                                          $ 64,515    $ 68,457
                                                  --------    --------

EXPENSES:
   Service costs                                    19,320      21,080
   General and administrative expenses              11,165      20,226
   Depreciation and amortization                    28,637      34,278
                                                  --------    --------

        Total expenses                              59,122      75,584
                                                  --------    --------

        Operating income (loss)                      5,393      (7,127)

OTHER INCOME (EXPENSE):
   Interest expense, net                           (19,658)    (25,045)
   Equity in net income of investee partnerships       212          67
   Other expense, net                               (1,416)       (338)
   Income tax benefit (expense)                        200      (4,679)
                                                  --------    --------

Net loss before extraordinary items                (15,269)    (37,122)

Extraordinary item, retirement of debt                --        (2,230)
                                                  --------    --------

NET LOSS                                          $(15,269)   $(39,352)
                                                  --------    --------
                                                  --------    --------









    See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Unaudited
                                                               ---------------------
                                                                 Nine months ended
                                                                    September 30,
                                                               ---------------------
                                                                  1997        1998
                                                               ---------   ---------
                                                               (Dollars in Thousands)
REVENUES                                                       $ 192,482   $ 201,789
                                                               ---------   ---------

EXPENSES:
   Service costs                                                  56,302      61,137
   General and administrative expenses                            34,072      44,742
   Depreciation and amortization                                  87,270      98,284
                                                               ---------   ---------

        Total expenses                                           177,644     204,163
                                                               ---------   ---------

        Operating income (loss)                                   14,838      (2,374)

OTHER INCOME (EXPENSE):
   Interest expense, net                                         (58,979)    (69,744)
   Equity in net income (loss) of investee partnerships              183        (199)
   Other expense, net                                             (1,616)     (1,162)
   Income tax benefit (expense)                                    1,322      (2,848)
                                                               ---------   ---------

Net loss before extraordinary items                              (44,252)    (76,327)

Extraordinary item, retirement of debt                              --       (30,642)
                                                               ---------   ---------

NET LOSS                                                       $ (44,252)  $(106,969)
                                                               ---------   ---------
                                                               ---------   ---------














     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Unaudited
                                                                        --------------------------
                                                                             Nine months ended
                                                                                September 30,
                                                                        --------------------------
                                                                             1997          1998
                                                                        -----------    -----------
                                                                          (Dollars in Thousands)
Net cash provided by operating activities                               $    56,371    $    44,361
                                                                        -----------    -----------

Cash flows from investing activities:
   Acquisition of cable television systems                                     --          (83,391)
   Capital expenditures                                                     (46,764)       (63,357)
   Increase in intangible assets                                             (1,207)        (7,692)
   Cash retained by FHGLP                                                      --           (1,546)
   Other                                                                         90             37
                                                                        -----------    -----------

             Net cash used in investing activities                          (47,881)      (155,949)
                                                                        -----------    -----------

Cash flows from financing activities:
   Borrowings from notes payable                                             24,500      2,357,607
   Repayment of debt                                                        (33,038)    (2,225,120)
   Deferred loan costs                                                           (1)       (25,630)
   Other                                                                        192             83
                                                                        -----------    -----------

             Net cash provided by (used in) financing activities             (8,347)       106,940
                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                            143         (4,648)

Cash and cash equivalents at beginning of period                             13,633         13,917
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $    13,776    $     9,269
                                                                        -----------    -----------
                                                                        -----------    -----------






     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     Falcon Communications, L.P., a California limited partnership (the "Partnership") and successor to Falcon Holding Group, L.P. ("FHGLP"), owns and operates cable television systems serving small to medium-sized communities and the suburbs of certain cities in 26 states. On September 30, 1998, pursuant to a Contribution and Purchase Agreement dated as of December 30, 1997, as amended (the "Contribution Agreement"), FHGLP acquired the assets and liabilities of Falcon Video Communications, L.P. ("Falcon Video" or the "Falcon Video Systems"), in exchange for ownership interests in FHGLP. Simultaneously with the closing of that transaction, in accordance with the Contribution Agreement, FHGLP contributed substantially all of the existing cable television system operations owned by FHGLP and its subsidiaries (including the Falcon Video Systems) to the Partnership and TCI Falcon Holdings, LLC ("TCI") contributed certain cable television systems owned and operated by affiliates of TCI (the "TCI Systems") to the Partnership (the "TCI Transaction"). As a result, TCI holds approximately 46% of the equity interests of the Partnership and FHGLP holds the remaining 54% and serves as the managing general partner of the Partnership. The TCI Transaction is being accounted for as a recapitalization of FHGLP into the Partnership and the concurrent acquisition by the Partnership of the TCI Systems.

     The condensed consolidated financial statements include the consolidated accounts of the Partnership and its subsidiary cable television operating partnerships and corporations (the "Owned Subsidiaries"). The condensed consolidated balance sheet for the Partnership as of September 30, 1998 also includes the assets acquired and liabilities assumed with respect to the TCI Systems and the Falcon Video Systems. The assets contributed by FHGLP to the Partnership excluded certain immaterial investments, principally FHGLP's ownership of 100% of the outstanding stock of Enstar Communications Corporation ("ECC"), which is the general partner and manager of fifteen limited partnerships operating under the name "Enstar" (the "Enstar Partnerships", whose cable television systems are referred to as the "Enstar Systems"). Upon the consummation of the TCI Transaction, the management of the Enstar Partnerships was assigned to the Partnership by FHGLP. The condensed consolidated statements of operations and statements of cash flows for the three months and the nine months ended September 30, 1998 do not include results from the TCI Systems or the Falcon Video Systems; however, such statements include FHGLP's interest in ECC. The effects of ECC's operations on all previous periods presented are immaterial and therefore the Partnership has not restated prior periods to give effect to the recapitalization of the Partnership.

     Prior to closing the TCI Transaction, FHGLP owned and operated cable television systems in 23 states (the "Owned Systems"). FHGLP also controlled, held varying equity interests in and managed certain other cable television systems for a fee (the "Affiliated Systems" and, together with the Owned Systems, the "Systems"). The Affiliated Systems operated cable television systems in 14 states. FHGLP is a limited partnership, the sole general partner of which is Falcon Holding Group, Inc., a California corporation ("FHGI"). FHGI also holds a 1.0% interest in certain of the subsidiaries of the Partnership. At the beginning of 1998, the Affiliated Systems were comprised of systems owned by Falcon

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Classic Cable Income Properties, L.P. ("Falcon Classic") whose cable television systems are referred to as the "Falcon Classic Systems", Falcon Video and the Enstar Partnerships. As discussed in Note 3, the Falcon Classic Systems were acquired by FHGLP during 1998. The Falcon Video Systems were acquired on September 30, 1998 in connection with the TCI Transaction.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

     The interim financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in FHGLP's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1998 are not indicative of results for the entire year, particularly due to the TCI Transaction.

NOTE 3 - ACQUISITIONS

     As discussed in Note 1, on September 30, 1998 the Partnership acquired the TCI Systems and the Falcon Video Systems in accordance with the Contribution Agreement.

     In March and July 1998, FHGLP paid to Falcon Classic $83.4 million in order to purchase the Falcon Classic Systems. Falcon Classic had revenue of approximately $20.3 million for the year ended December 31, 1997.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS (CONTINUED)

     The acquisitions of the TCI Systems, the Falcon Video Systems and the Falcon Classic Systems were accounted for by the purchase method of accounting, whereby the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, as follows:

                                                                                             Falcon Video        Falcon Classic
                                                                          TCI Systems           Systems              Systems
                                                                      ------------------   ------------------   ------------------
                                                                                         (Dollars in Thousands)
PURCHASE PRICE:
General partnership interests issued                                    $    231,937         $     43,168          $      --
Debt assumed                                                                 275,000              112,196                 --
Debt incurred                                                                   --                   --                  83,391
Other liabilities assumed                                                        999                6,158                 2,804
Transaction costs                                                              2,879                 --                   --
                                                                      ------------------   ------------------   ------------------
                                                                             510,815              161,522                86,195
                                                                      ------------------   ------------------   ------------------
FAIR MARKET VALUE OF ASSETS AND LIABILITIES ACQUIRED:
Property, plant and equipment                                                 74,533               36,659                33,539
Franchise costs                                                              166,486               41,604                 7,847
Customer lists and other intangible assets                                   217,443               53,602                34,992
Other assets                                                                   7,118                2,285                 3,164
                                                                      ------------------   ------------------   ------------------
                                                                             465,580              134,150                79,542
                                                                      ------------------   ------------------   ------------------
    Excess of Purchase Price over Fair Value of
      Assets and Liabilities Acquired                                   $     45,235         $     27,372          $      6,653
                                                                      ------------------   ------------------   ------------------
                                                                      ------------------   ------------------   ------------------

     The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized using the straight-line method over 20 years. The allocation of the purchase price and the pro forma information presented below is based on preliminary information and are subject to possible adjustment once complete information on the fair value of the assets is developed. The allocation may also be subject to possible adjustment pursuant to the Contribution Agreement.

     The general partnership interests issued in the TCI Transaction were valued in proportion to the estimated fair value of the TCI Systems and the Falcon Video Systems as compared to the estimated fair value of the Partnership's assets, which was agreed upon in the Contribution Agreement by all holders of Partnership interests.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS (CONTINUED)

     Sources and uses of funds for each of the transactions were as follows:

                                                                                              Falcon Video        Falcon Classic
                                                                          TCI Systems            Systems              Systems
                                                                      ------------------   ------------------   ------------------
                                                                                         (Dollars in Thousands)

SOURCES OF FUNDS:
Cash in Owned Systems                                                   $     11,429         $     59,038           $      6,591
Advance under bank credit facilities                                         429,739               56,467                 76,800
                                                                      ------------------   ------------------   ------------------
   Total sources of funds                                               $    441,168         $    115,505           $     83,391
                                                                      ------------------   ------------------   ------------------
                                                                      ------------------   ------------------   ------------------

USES OF FUNDS:
Repay debt assumed from TCI and existing debt of Falcon Video,
   including accrued interest                                           $    429,739         $    115,505           $      --
Purchase price of assets                                                         --                 --                    83,391
Payment of assumed obligations at closing                                      6,495                --                     --
Transaction fees and expenses                                                  2,879                --                     --
Available funds                                                                2,055                --                     --
                                                                      ------------------   ------------------   ------------------
   Total uses of funds                                                  $    441,168         $    115,505           $     83,391
                                                                      ------------------   ------------------   ------------------
                                                                      ------------------   ------------------   ------------------

The following unaudited condensed consolidated pro forma statement of operations present the consolidated results of operations of the Partnership as if the acquisitions had occurred at January 1, 1997 and are not necessarily indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future. The pro forma results for the three and nine months ended September 30, 1997 and 1998, respectively, are not available as of the filing date of this report, but will be submitted at a later date.

                                          Year Ended
                                   ------------------------
                                       December 31, 1997
                                   ------------------------
                                    (Dollars in Thousands)
Revenues                             $            424,994
Expenses                                         (437,952)
                                   ------------------------
   Operating income                               (12,958)
Interest and other expenses                       (115,507)
                                   ------------------------
Net loss                             $           (128,465)
                                   ------------------------
                                   ------------------------

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE

     On April 3, 1998, FHGLP and its wholly-owned subsidiary, Falcon Funding Corporation ("FFC" and, collectively with FHGLP, the "Issuers"), sold $375,000,000 aggregate principal amount of 8.375% Senior Debentures due 2010 (the "Senior Debentures") and $435,250,000 aggregate principal amount at maturity of 9.285% Senior Discount Debentures due 2010 (the "Senior Discount Debentures" and, collectively with the Senior Debentures, the "Debentures") in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The Issuers filed a registration statement with the Securities and Exchange Commission (the "SEC") on June 2, 1998 to register debentures (the "Exchange Debentures") to be exchanged for the Debentures (the "Exchange Offer"). The form and terms of the Exchange Debentures are the same as the corresponding Debentures except that the Exchange Debentures are registered under the Securities Act and, therefore, do not bear legends restricting their transfer and that the holders of Exchange Debentures are not entitled to certain registration rights.

     All of the outstanding Debentures were tendered for exchange in the Exchange Offer. In connection with consummation of the TCI Transaction, pursuant to Section 5.01 of the Indenture governing the Exchange Debentures (the "Debentures Indenture"), the Partnership was substituted for FHGLP as an obligor under the Exchange Debentures and the Debentures Indenture and thereupon FHGLP was released and discharged from any further obligation with respect to the Exchange Debentures and the Debentures Indenture. FFC remains as an obligor under the Exchange Debentures and the Debentures Indenture and is now a wholly owned subsidiary of the Partnership. FFC was incorporated solely for the purpose of serving as a co-issuer of the Debentures and does not have any material operations or assets and will not have any revenues.

     The Senior Debentures were issued at a price of 99.732% of their principal amount, for total gross proceeds of approximately $374 million. The Senior Discount Debentures were issued at a price of 63.329% per $1,000 aggregate principal amount at maturity, for total gross proceeds of approximately $275.6 million, and will accrete to stated value at an annual rate of 9.285% until April 15, 2003. After giving effect to offering discounts, commissions and estimated expenses of the offering, the sale of the Debentures (representing aggregate indebtedness of approximately $650.6 million as of the date of issuance) generated net proceeds of approximately $631 million. The Partnership used substantially all the net proceeds from the sale of the Debentures to repay outstanding bank indebtedness.

     On May 19, 1998, FHGLP repurchased approximately $247.8 million aggregate principal amount of its 11% Senior Subordinated Notes due 2003 (the "Notes") for an aggregate purchase price of $270.3 million pursuant to a fixed spread tender offer for all outstanding Notes. The Notes tendered represented approximately 88% of the Notes previously outstanding. The approximate $34.4 million of Notes not

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE (CONTINUED)

repurchased in the tender offer were redeemed on September 15, 1998 in accordance with the terms of the indenture governing the Notes at 105.5% of the outstanding principal amount, plus accrued interest to the redemption date (the "Redemption Price").

     On June 30, 1998, the Partnership entered into a new $1.5 billion senior credit facility (the "New Credit Facility"). The borrowers under the New Credit Facility were the Owned Subsidiaries prior to consummation of the TCI Transaction and, following the TCI Transaction, the borrower is Falcon Cable Communications LLC, a Delaware limited liability company and a wholly owned subsidiary of the Partnership ("Falcon LLC"). The restricted companies, as defined under the New Credit Facility, are Falcon LLC and each of its subsidiaries (excluding certain subsidiaries designated as excluded companies from time to time) and each restricted company (other than Falcon LLC) is also a guarantor of the New Credit Facility.

     The New Credit Facility consists of three committed facilities (one revolver and two term loans) and one uncommitted $350 million supplemental credit facility (the terms of which will be negotiated at the time the Partnership makes a request to draw on such facility). Facility A is a $650 million revolving credit facility maturing December 29, 2006; Facility B is a $200 million term loan maturing June 29, 2007; and Facility C is a $300 million term loan maturing December 31, 2007. All of Facility C and approximately $126 million of Facility B were funded on June 30, 1998, and the approximately $329 million debt outstanding under the then existing bank credit agreement was repaid. As a result, from June 30, 1998 until September 29, 1998, FHGLP had an excess cash balance of approximately $90 million. Immediately prior to closing the TCI Transaction, approximately $39.0 million was borrowed under Facility A to discharge certain indebtedness of Falcon Video. In connection with consummation of the TCI Transaction, Falcon LLC assumed the approximately $433 million of indebtedness outstanding under the New Credit Facility. In addition to utilizing cash on hand of approximately $63 million, Falcon LLC borrowed the approximately $74 million remaining under Facility B and approximately $366 million under Facility A to discharge approximately $73 million of Falcon Video indebtedness and to retire approximately $430 million of TCI indebtedness assumed as part of the contribution of the TCI Systems. As a result of these borrowings, the amount outstanding under the New Credit Facility at September 30, 1998 was $912 million.

NOTE 5 - EXTRAORDINARY ITEMS

     Fees and expenses incurred in connection with the repurchase of the Notes on May 19, 1998 and the retirement of the remaining Notes on September 15, 1998 were $19.7 million in the aggregate. In addition, the unamortized portion of deferred loan costs related to the Notes and to extinguishment of debt outstanding under the then existing bank credit agreement, which amounted to $10.9 million in the aggregate, were written off as an extraordinary charge.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

     Falcon Communications, L.P., a California limited partnership (the "Partnership"), owns and operates cable television systems serving more than one million customers throughout 26 states and 800 communities, principally in Alabama, California, Missouri, Oregon and Washington. References to the Partnership in this section also include FHGLP, as the Partnership's predecessor, unless the context requires otherwise. As discussed in Note 1 to the condensed consolidated financial statements, the results of operations discussion that follows does not include the results of the TCI Systems or the Falcon Video Systems.

     The Cable Television Consumer Protection and Competition Act of 1992
(the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated altogether on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, it is possible that Congress and the FCC will consider additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the historical financial results described below are not necessarily indicative of future performance.

     This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, acquisition transactions, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to FHGLP's Annual Report on Form 10-K for the year ended December 31, 1997 and the other periodic reports and registration statements filed by FHGLP and the Partnership with the Securities and Exchange Commission from time to time for additional information regarding such matters and the effect thereof on the Partnership's business.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


RESULTS OF OPERATIONS

     The Partnership's revenues increased from $64.5 million to $68.4 million, or by 6.1%, and from $192.5 million to $201.8 million, or by 4.8%, for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997. The $3.9 million net increase in revenues for the three months ended September 30, 1998 as compared to the corresponding period in 1997 was caused by a $5 million increase related to the acquisition in March and July 1998 of the Falcon Classic Systems, as discussed in Note 3 to the condensed consolidated financial statements, partially offset by a $756,000 decrease in cable service revenues and a $307,000 decrease in management fees. The $756,000 decrease in cable service revenues was caused principally by a $1.1 million decrease due to reductions in the number of premium subscriptions for cable service and a $209,000 decrease due to reductions in the number of regulated subscriptions for cable service, partially offset by an increase of $558,000 related to increases in regulated service rates implemented during 1997 and 1998. Of the $9.3 million net increase in revenues for the nine months ended September 30, 1998 compared to the corresponding period in 1997, $11 million was due to the acquisition of the Falcon Classic Systems. This increase was partially offset by a $1.0 million decrease in management fees and a $677,000 decrease in cable service revenues. The $677,000 decrease in cable service revenues was principally due to decreases of $3.1 million from reductions in the number of premium subscriptions for cable service and $3 million from reductions in the number of regulated subscriptions for cable service. These decreases were partially offset by $3 million related to increases in regulated service rates implemented during 1997 and 1998, $1.8 million related to increases in unregulated service rates implemented during 1997 and $598,000 related to increases in other cable service revenues. As of September 30, 1998, the Owned Systems had approximately 636,000 basic subscribers and 172,000 premium service units. Giving effect to the TCI Transaction, including Falcon Video, would increase the numbers to approximately 1,000,000 basic subscribers and 273,000 premium service units.

     Management and consulting fees earned by the Partnership decreased from $1.2 million to $937,000 and from $4 million to $3 million for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997 primarily due to the sale of the Falcon Classic Systems to the Partnership and to the one-time receipt by the Partnership during the three months ended March 31, 1997 of previously deferred fees from Falcon Classic.

     Service costs increased from $19.3 million to $21.1 million, or by 9.1%, and from $56.3 million to $61.1 million, or by 8.6%, for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The $1.8 million and $4.8 million increases in service costs for the three and nine months ended September 30, 1998 were primarily caused by increases in programming fees paid to program suppliers (including primary satellite fees) and by $1.3 million and $3 million, respectively, of costs which were attributable to the acquisition of the Falcon Classic Systems. These increases were partially offset by decreases in copyright fees of approximately $650,000 and $1.4 million, respectively. The copyright fee decreases were primarily the result of an industry-wide change in the status of one satellite service that resulted in lower fees.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


RESULTS OF OPERATIONS (CONTINUED)

     General and administrative expenses increased from $11.2 million to $20.2 million, or by 81.2%, and from $34.1 million to $44.8 million, or by 31.3%, for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997. The $9 million and $10.7 million increases for the three and nine months ended September 30, 1998 related primarily to approximately $7.7 million of non-recurring compensation expenses related to the TCI Transaction, including approximately $6.5 million representing payments in September 1998 to certain FHGLP employees of amounts due under FHGLP's 1993 incentive performance plan, as required by the Contribution Agreement. General and administrative costs also increased $871,000 and $2 million for the three and nine months, respectively, related to the acquisition of the Falcon Classic Systems.

     Depreciation and amortization expense increased from $28.6 million to $34.3 million, or by 19.7%, and from $87.3 million to $98.3 million, or by 12.6%, for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997. The $5.7 million and $11 million increases in depreciation and amortization expense were primarily due to the acquisition of the Falcon Classic Systems.

     Operating income of $5.4 million and $14.9 million changed to operating loss of $7.1 million and $2.4 million, respectively, for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997. The $12.5 million and $17.3 million changes were principally due to non-recurring compensation expense and increases in amortization expense, as discussed above.

     Interest expense, net, including the effects of interest rate hedging agreements, increased from $19.7 million to $25 million, or by 27.4%, and from $59 million to $69.7 million, or by 18.3%, for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997. The increases were primarily due to higher average debt balances outstanding (as discussed in Note 4 to condensed consolidated financial statements) and to higher average interest rates (9.3% and 9.2% during the three and nine months ended September 30, 1998 compared to 8.9% and 8.8% during the corresponding periods in 1997). Due to the Partnership electing to pay interest expense on the Notes in cash on March 15, 1998, there was no non-cash interest expense associated with the Notes for the three and nine months ended September 30, 1998 compared to $7.4 million and $21.8 million of non-cash interest expense for the corresponding periods in 1997. Non-cash interest expense associated with the Senior Discount Debentures issued on April 3, 1998 amounted to $6.2 million and $12.7 million for the three and nine months ended September 30, 1998. Interest rate hedging agreements resulted in additional interest expense of $104,000 and $319,000 during the three and nine months ended September 30, 1998 compared to additional interest income of $69,000 during the three months ended September 30, 1997 and additional interest expense of $279,000 during the nine months ended September 30, 1997.

     Other expense, net, decreased from $1.4 million to $338,000 and from $1.6 million to $1.2 million for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997. The $1.1 million and $454,000 decreases for the three and nine months ended September 30, 1998 were primarily related to a $1.4 million loss on the sale of an investment in France during the third quarter of

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


RESULTS OF OPERATIONS (CONTINUED)

1997, partially offset by additional legal fees incurred in 1998 related to a lawsuit.

     The Partnership recorded $5 million in tax expense for the quarter and nine months ended September 30, 1998 to establish a valuation reserve for federal net operating loss benefits ("NOLs") that were previously recorded by Falcon First, Inc., its subsidiary corporation. The Partnership determined that a reserve is required due to uncertainties surrounding the Partnership's ability to realize the deferred tax benefits of the NOLs prior to their expiration.

     The Partnership recorded extraordinary items of $2.2 million and $30.6 million during the three and nine months ended September 30, 1998, $1.8 and $19.7 million of which related to costs associated with the repurchase of the Notes tendered on May 19, 1998 and $411,000 and $10.9 million related to the write-off of deferred loan costs associated with the Notes and with previously issued bank debt which was retired on June 30 and September 30, 1998 as discussed in Note 5 to condensed consolidated financial statements.

     Due to the factors described above, the Partnership's net loss increased from $15.3 million to $39.4 million, or by 157.7%, and from $44.2 million to $106.9 million, or by 141.7%, for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the Partnership's primary debt instruments use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the Partnership's definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 52.7% to 39.7% and from 53.0% to 47.5% for the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997. The decrease was primarily caused by non-recurring compensation costs and increases in programming costs in excess of revenue increases, as described above. EBITDA decreased from $34 million to $27.1 million, or by 20.2%, and from $102.1 million to $95.9 million, or by 6.1%. Adjusted for the non-recurring compensation costs discussed above, EBITDA as a percentage of revenues would have been 50.9% and 51.4%, respectively, for the three and nine months ended September 30, 1998, and would have increased by 2.5% and 1.5%, respectively, over the similar 1997 periods.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable converters to certain of its cable systems. The Partnership spent $76.3 million during 1997 on capital expenditures. In addition to the purchase of the Falcon Classic Systems for $83.4 million, management's current plan calls for the expenditure of approximately $87 million in capital expenditures in 1998, including approximately $48 million to rebuild and upgrade certain cable systems. The Partnership plans to finance capital expenditures with cash flow from operations and borrowings under the New Credit Facility, subject to its ability to remain in compliance with certain covenants of the New Credit Facility and the Debentures Indenture. The Partnership's proposed spending plans are frequently reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt agreements), franchise requirements, competitive circumstances and other factors.

     The New Credit Facility entered into on June 30, 1998 provides for maximum committed available borrowings of $1.15 billion, reducing to $827.5 million at December 31, 2004 (see Note 4 to the condensed consolidated financial statements). As of September 30, 1998, the amount outstanding under the New Credit Facility was $912 million and, subject to complying with covenants, the Partnership had available to it additional committed borrowing capacity thereunder (excluding the supplemental credit facility) of approximately $238 million. However, limitations imposed by the Partnership's partnership agreement would limit available borrowings at September 30, 1998 to $61 million. The New Credit Facility requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder plus any additional borrowings of the Partnership, including the Debentures, for a two year period. As of September 30, 1998, borrowings under the New Credit Facility bore interest at an average rate of 7.39% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at September 30, 1998 of $560 million, including contracts of $50 million assumed from Falcon Video in connection with the TCI Transaction. Agreements in effect at September 30, 1998 totaled $550 million, with the remaining $10 million to become effective as certain of the existing contracts mature during the balance of 1998. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire at various times through July 2001. In addition to these agreements, the Partnership has one interest rate swap contract with a notional amount of $25 million under which it pays variable LIBOR rates and receives fixed rate payments, and one $25 million interest rate cap contract under which the Partnership pays variable LIBOR rates, subject to a cap of 5.49%. In October 1998, Falcon LLC and the Owned Subsidiaries entered into additional hedging contracts with a notional principal amount of $665 million (which total does not include the $297.7 million contract discussed below). These contracts begin at various future dates to coincide with termination dates of existing contracts, and extend the hedging protection through various dates ending in 2006. The average LIBOR-based rate of these additional contracts was 5.03%. The New Credit Facility also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of September 30, 1998.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Management believes that borrowings under the New Credit Facility together with cash flow from operations will be adequate to meet the Partnership's liquidity needs for the foreseeable future.

     On April 3, 1998, as discussed in Note 4 to the condensed consolidated financial statements, the Partnership and FFC consummated offerings of $375 million aggregate principal amount of the Senior Debentures and $435.2 million aggregate principal amount at maturity of the Senior Discount Debentures. The net proceeds of approximately $631 million from the sale of the Debentures were used primarily to repay outstanding indebtedness under the then existing bank credit agreement. Semiannual interest payments with respect to the Senior Debentures will be approximately $15.7 million in the aggregate, commencing on October 15, 1998. No interest on the Senior Discount Debentures will be payable prior to April 15, 2003, unless the Partnership elects to pay cash interest. After April 15, 2003, semiannual interest payments will be approximately $35.9 million in the aggregate. The Partnership anticipates that cash flow from operations and, if necessary, borrowings under the New Credit Facility (or a successor credit facility) will be adequate to meet its interest payment obligations under the Debentures.

     In September 1998, as discussed in Note 4 to the condensed consolidated financial statements, the Partnership completed the Exchange Offer of Exchange Debentures for the Debentures. In connection with consummation of the TCI Transaction, pursuant to Section 5.01 of the Debentures Indenture, the Partnership was substituted for FHGLP as an obligor under the Exchange Debentures and the Debentures Indenture and thereupon FHGLP was released and discharged from any further obligation with respect to the Exchange Debentures and the Debentures Indenture.

     On May 19, 1998, the Partnership repurchased approximately $247.8 million aggregate principal amount of the Notes for an aggregate purchase price of $270.3 million pursuant to a fixed spread tender offer for all outstanding Notes. The Notes tendered represented approximately 88% of the Notes outstanding. The repurchase was funded with borrowings under the then existing bank credit agreement.

     The approximate $34.4 million principal amount of Notes not validly tendered and repurchased in the tender offer were redeemed at a premium on September 15, 1998 in accordance with the terms of the indenture governing the Notes. The $38.2 million aggregate Redemption Price was funded with borrowings under the New Credit Facility.

     As a result of payment-in-kind interest payments under the Notes, the aggregate principal of the Notes outstanding as of March 31, 1998 had increased to $282.2 million. The Partnership, as permitted by the terms of the indenture governing the Notes, elected to begin to pay interest payments in cash beginning with the payment due March 15, 1998. In connection with the decision to make interest payments on the Notes in cash and the anticipated redemption of the Notes, the Partnership entered into various interest rate swap agreements with three banks on February 10, 1998 in order to reduce the interest cost. The agreements called for the Partnership to receive payments at 11%; and to make payments at 7.625% for the period September 16, 1997 through September 15, 1998 on a notional principal amount of $282.2 million. The contracts further called for the Partnership to pay at a fixed rate of 7.625% and receive interest at variable LIBOR-based rates for the period September 16, 1998 through September 15, 2003 on a notional principal amount of $297.7

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

million. Based on the May 19, 1998 tender and the September 15, 1998 redemption, the Partnership terminated these agreements on October 2, 1998. In consideration of the termination, the Partnership entered into a new agreement with a notional principal amount of $297.7 million that requires it to pay a fixed rate of 5.97% and receive interest at variable LIBOR-based rates for the period of October 2, 1998 through October 2, 2006, although the bank has the option to terminate the contract beginning October 2, 2000.

     The Partnership is a separate, stand-alone holding company which employs all of the management personnel for the Owned Systems. All of the Owned Systems are owned by the Owned Subsidiaries. Accordingly, to fund its operations and to pay its expenses, including interest expense, the Partnership is financially dependent on the receipt of funds from its Owned Subsidiaries, management and consulting fees from domestic cable ventures, and on the reimbursement of specified expenses by the remaining Affiliated Systems. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. The New Credit Facility permits the Owned Subsidiaries to remit to the Partnership no more than 4.25% of their net cable revenues in any year. For the nine months ended September 30, 1998, the Partnership's credit agreements permitted the Owned Subsidiaries to remit approximately $8.5 million to the Partnership, and $8.3 million was actually remitted. As a result of the 1998 acquisition of the Falcon Classic and Falcon Video Systems, the Partnership will no longer receive management fees and reimbursed expenses from Falcon Classic or receive management fees from Falcon Video. Receivables from the Affiliated Systems for services and reimbursements described above amounted to approximately $959,000 at September 30, 1998.

     The Partnership has historically pursued a strategy of seeking to acquire attractive acquisition candidates, with an emphasis on the acquisition of systems which can be integrated with its existing operations. Over the past two years, the Partnership has emphasized the acquisition of Affiliated Systems due to its familiarity with these assets and because, in many cases, these assets were already operationally integrated with Owned Systems located nearby. The Partnership is evaluating the acquisition of certain of the Enstar Systems, although these transactions, if completed, are expected to be small in size. The Partnership cannot predict whether it will have access to adequate capital in the future to make further acquisitions of cable systems. The Partnership frequently considers opportunities to sell assets that it views as non-strategic.

     In October 1998, the Partnership reinstated third party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure the Partnership against catastrophic losses, if any, in future periods.

     During the third quarter, the Partnership's management continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Based on a study conducted in 1997, the Partnership's management concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. Replacement costs will be capitalized in accordance with generally accepted accounting principles and amortized over the lives of the assets. Maintenance costs will be expensed as incurred. The Partnership's management expects to install substantially all of the new systems in the fourth quarter of 1998, with the remaining systems to be installed in the first half of 1999. The Partnership is utilizing internal and external resources to install the new systems. The total anticipated cost, including replacement software and hardware, is expected to be approximately $1.7 million and is being funded through operating cash flow. As of September 30, 1998, the Partnership had spent approximately $1.0 million. The Partnership does not believe that any other significant information technology ("IT") projects affecting the Partnership have been delayed due to efforts to identify or address Year 2000 issues.

     Additionally, the Partnership has inventoried its operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation are essentially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. The Partnership expects to complete its planning process by the end of 1998. Upgrade or replacement, testing and implementation will be performed in 1999. The cost of such replacement or remediation is currently estimated to be $3.5 million, none of which had been incurred as of September 30, 1998. The Partnership plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for 1999.

     The Partnership has continued to survey its significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to the Partnership's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

     The Partnership expects to develop a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Partnership's most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Partnership's ability to bill and/or collect payment from its customers, which could negatively impact its liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Partnership. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Partnership. The Partnership is unable to estimate the possible effect on its results of operations, liquidity and financial condition should the Partnership or its significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Partnership will be unable to provide the signal to its cable subscribers, which could result in a loss of revenues. Due to the number of individually owned and operated channels the Partnership carries for its subscribers, and the packaging of those channels, the Partnership is unable to estimate any reasonable dollar impact of such interruption.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Cash provided by operating activities (including interest expense and management fee income) decreased from $56.4 million to $44.4 million, or by 21.3%, for the nine months ended September 30, 1998 compared to the corresponding period in 1997, a decrease of $12 million. The decrease resulted primarily from a net decrease of $2.9 million in other operating items (receivables, other assets, payables, accrued expenses and subscriber deposits and prepayments) and to a $9.1 million reduction in non-cash interest expense resulting from the fact that in 1997, unlike 1998, the Partnership recorded $21.8 million of non-cash interest expense related to the Notes, partially offset in 1998 by the recording of $12.7 million of non-cash interest expense related to the Senior Discount Debentures.

     Cash used in investing activities increased from $47.9 million to $155.9 million, or by 225.7%, for the nine months ended September 30, 1998 compared to the corresponding period in 1997. The increase was primarily due to the acquisition of the Falcon Classic Systems for $83.4 million, to an increase in capital expenditures of $16.6 million, to an increase in intangible assets of $6.5 million and to $1.5 million cash retained by the general partners.

     Cash from financing activities changed from a $8.3 million use of cash to $106.9 million of cash provided for the nine months ended September 30, 1998 compared to the corresponding period in 1997. The change was due primarily to additional borrowings in 1998 related to the New Credit Facility, the acquisition of the Falcon Classic Systems, the discharge of Falcon Video indebtedness and to the increase in capital expenditures. (See Note 4 to the condensed consolidated financial statements.)

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)


PART II.          OTHER INFORMATION

ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      None.

                  (b) Falcon Holding Group, L.P. filed a Form 8-K on June 5, 1998, reporting under Item 5 that it had issued certain press releases regarding the tender offer to purchase its 11% Senior Subordinated Notes due 2003. On September 15, 1998, Falcon Holding Group, L.P. and Falcon Funding Corporation filed a report to announce that they had issued press releases on September 14 and September 15 to announce the consummation of their registered exchange offer and commencement of the redemption of the remaining outstanding 11% Notes, respectively.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.





                             FALCON COMMUNICATIONS, L.P.


                             By:    Falcon Holding Group, L.P.
                                    General Partner


                             By:    Falcon Holding Group, Inc., its
                                    General Partner



Date:  November 13, 1998     By:       /s/ Michael K. Menerey
                                    -------------------------
                                    Michael K. Menerey, Executive
                                    Vice President, Secretary and
                                    Chief Financial Officer




                           FALCON FUNDING CORPORATION



Date:  November 13, 1998     By:       /s/ Michael K. Menerey
                                    -------------------------
                                    Michael K. Menerey, Chief
                                    Financial Officer and Secretary