Form 10-Q/A
period 1998-09-30
FALCON COMMUNICATIONS LP; FALCON FUNDING CORP
filed 1998-12-14
CIK 900346, 1060530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                -------------------------------------------------

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998
                               -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ----------------       ------------------------

                         Commission File Numbers:      33-60776 and 333-55755
                                                   ----------------------------

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)
                           FALCON FUNDING CORPORATION*
 ----------------------------------------------------------------------------
           (Exact Names of Registrants as Specified in Their Charters)

          California                               95-4654565
          California                               95-4681480
-------------------------------      ----------------------------------------
(State or Other Jurisdiction of      (I.R.S. Employer Identification Numbers)
 Incorporation or Organization)

 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                            90024
----------------------------------------        -----------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                               (310) 824-9990
           ----------------------------------------------------
           (Registrants' Telephone Number, Including Area Code)

----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes          No    X
   -------     ---------

Number of shares of common stock of Falcon Funding Corporation outstanding as of November 10, 1998: 1,000.

* Falcon Funding Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                EXPLANATORY NOTE

     This amended Form 10-Q for the period ended September 30, 1998 is being filed to amend "Item 1. Financial Statements," solely to provide certain pro forma financial information for the three-month and nine-month periods ended September 30, 1997 and 1998 (which was not available at the time of the original filing), relating to the acquisitions of the TCI and Falcon Video systems, which occurred on September 30, 1998. This pro forma financial information is located at the end of "Note 3 Acquisitions" in the Notes to the Condensed Consolidated Financial Statements. Other than the pro forma financial data added to Note 3, the financial statements and accompanying notes are identical to those filed in the original September 30, 1998 Form 10-Q.

ITEM 1.  FINANCIAL STATEMENTS   PART I - FINANCIAL INFORMATION

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               -------------------------------------------------
               -------------------------------------------------

                                                                          December 31, September 30,
                                                                              1997*        1998
                                                                         ------------- -------------
                                                                                        (Unaudited)
                                                                            (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                               $  13,917     $    9,269
   Receivables:
      Trade, less allowance of $825,000 and
         $524,000 for possible losses                                         13,174         15,675
      Affiliates                                                              11,254            959
   Other assets                                                               14,576         15,847
   Other investments                                                           1,776            119
   Property, plant and equipment, less accumulated depreciation
      and amortization of $272,551,000 and $306,183,000                      324,559        483,536
   Franchise cost, less accumulated
      amortization of $203,700,000 and $229,788,000                          222,281        410,929
   Goodwill, less accumulated amortization
      of $18,531,000 and $24,663,000                                          66,879        140,006
   Customer lists and other intangible costs, less
      accumulated amortization of $25,517,000 and $39,996,000                 59,808        353,795
   Deferred loan costs, less accumulated amortization
      of $7,144,000 and $1,735,000                                            12,134         24,847
                                                                           -----------   -----------
                                                                           $ 740,358     $1,454,982
                                                                           -----------   -----------
                                                                           -----------   -----------
                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
   Notes payable                                                           $ 911,221     $1,578,140
   Accounts payable                                                            9,169          7,833
   Accrued expenses                                                           52,789         91,242
   Customer deposits and prepayments                                           1,452          1,916
   Deferred income taxes                                                       7,553          9,916
   Minority interest                                                             354            412
   Equity in losses of affiliated partnerships in excess of investment         3,202              -
                                                                           ---------     ----------
TOTAL LIABILITIES                                                            985,740      1,689,459
                                                                           ---------     ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                                  171,373        135,385
                                                                           ---------     ----------

PARTNERS' EQUITY (DEFICIT):
   General partner                                                           (13,200)      (374,910)
   Limited partners                                                         (403,555)         5,048
                                                                           ---------     ----------
TOTAL PARTNERS' DEFICIT                                                     (416,755)      (369,862)
                                                                           ---------     ----------
                                                                           $ 740,358     $1,454,982
                                                                           ---------     ----------
                                                                           ---------     ----------

               *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 -----------------------------------------------
                 -----------------------------------------------


                                                                       Unaudited
                                                              ----------------------------
                                                                  Three months ended
                                                                     September 30,
                                                              ----------------------------
                                                                  1997          1998
                                                              ------------   -------------
                                                                (Dollars in Thousands)
REVENUES                                                        $ 64,515       $ 68,457
                                                                --------       --------

EXPENSES:
   Service costs                                                  19,320         21,080
   General and administrative expenses                            11,165         20,226
   Depreciation and amortization                                  28,637         34,278
                                                                --------       --------

        Total expenses                                            59,122         75,584
                                                                --------       --------

        Operating income (loss)                                    5,393         (7,127)

OTHER INCOME (EXPENSE):
   Interest expense, net                                         (19,658)       (25,045)
   Equity in net income of investee partnerships                     212             67
   Other expense, net                                             (1,416)          (338)
   Income tax benefit (expense)                                      200         (4,679)
                                                                --------       --------

Net loss before extraordinary items                              (15,269)       (37,122)

Extraordinary item, retirement of debt                                 -         (2,230)
                                                                --------       --------

NET LOSS                                                        $(15,269)      $(39,352)
                                                                --------       --------
                                                                --------       --------


     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                 -----------------------------------------------

                                                                                   Unaudited
                                                                            ------------------------
                                                                              Nine months ended
                                                                                 September 30,
                                                                           -------------------------
                                                                               1997         1998
                                                                           ------------  -----------
                                                                             (Dollars in Thousands)
REVENUES                                                                    $192,482     $ 201,789
                                                                            --------     ---------
EXPENSES:
   Service costs                                                              56,302        61,137
   General and administrative expenses                                        34,072        44,742
   Depreciation and amortization                                              87,270        98,284
                                                                            --------     ---------

        Total expenses                                                       177,644       204,163
                                                                            --------     ---------

        Operating income (loss)                                               14,838        (2,374)

OTHER INCOME (EXPENSE):
   Interest expense, net                                                     (58,979)      (69,744)
   Equity in net income (loss) of investee partnerships                          183          (199)
   Other expense, net                                                         (1,616)       (1,162)
   Income tax benefit (expense)                                                1,322        (2,848)
                                                                            --------     ---------

Net loss before extraordinary items                                          (44,252)      (76,327)

Extraordinary item, retirement of debt                                             -       (30,642)
                                                                            --------     ---------

NET LOSS                                                                    $(44,252)    $(106,969)
                                                                            --------     ---------
                                                                            --------     ---------


     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                 -----------------------------------------------


                                                                                      Unaudited
                                                                              ---------------------------
                                                                                   Nine months ended
                                                                                     September 30,
                                                                              ---------------------------
                                                                                  1997          1998
                                                                              ------------   ------------
                                                                                (Dollars in Thousands)
Net cash provided by operating activities                                       $ 56,371    $    44,361
                                                                                --------    -----------

Cash flows from investing activities:
   Acquisition of cable television systems                                             -        (83,391)
   Capital expenditures                                                          (46,764)       (63,357)
   Increase in intangible assets                                                  (1,207)        (7,692)
   Cash retained by FHGLP                                                              -         (1,546)
   Other                                                                              90             37
                                                                                --------    -----------

       Net cash used in investing activities                                     (47,881)      (155,949)
                                                                                --------    -----------

Cash flows from financing activities:
   Borrowings from notes payable                                                  24,500      2,357,607
   Repayment of debt                                                             (33,038)    (2,225,120)
   Deferred loan costs                                                                (1)       (25,630)
   Other                                                                             192             83
                                                                                --------    -----------

       Net cash provided by (used in) financing activities                        (8,347)       106,940
                                                                                --------    -----------

Net increase (decrease) in cash
   and cash equivalents                                                              143         (4,648)
Cash and cash equivalents
   at beginning of period                                                         13,633         13,917
                                                                                --------    -----------
Cash and cash equivalents
   at end of period                                                             $ 13,776    $     9,269
                                                                                --------    -----------
                                                                                --------    -----------

     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                -----------------------------------------------
                -----------------------------------------------

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

     Prior to closing the TCI Transaction, FHGLP owned and operated cable television systems in 23 states (the "Owned Systems"). FHGLP also controlled, held varying equity interests in and managed certain other cable television systems for a fee (the "Affiliated Systems" and, together with the Owned Systems, the "Systems"). The Affiliated Systems operated cable television systems in 14 states. FHGLP is a limited partnership, the sole general partner of which is Falcon Holding Group, Inc., a California corporation ("FHGI"). FHGI also holds a 1% interest in certain of the subsidiaries of the Partnership. At the beginning of 1998, the Affiliated Systems were comprised of systems owned by Falcon Classic Cable Income Properties, L.P. ("Falcon Classic") whose cable television systems are referred to as the "Falcon Classic Systems", Falcon Video and the Enstar Partnerships. As discussed in Note 3, the Falcon Classic Systems

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                -----------------------------------------------
                -----------------------------------------------


NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

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

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                -----------------------------------------------
                -----------------------------------------------

NOTE 3 - ACQUISITIONS (CONTINUED)

     The acquisitions of the TCI Systems, the Falcon Video Systems and the Falcon Classic Systems were accounted for by the purchase method of accounting, whereby the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, as follows:

                                                                   Falcon Video   Falcon Classic
                                                     TCI Systems     Systems          Systems
                                                      ----------    ----------      -----------
                                                              (Dollars in Thousands)
PURCHASE PRICE:
General partnership interests issued                   $231,937      $ 43,168         $      -
Debt assumed                                            275,000       112,196                -
Debt incurred                                                 -             -           83,391
Other liabilities assumed                                   999         6,158            2,804
Transaction costs                                         2,879             -                -
                                                       --------      --------         --------
                                                        510,815       161,522           86,195
                                                       --------      --------         --------
FAIR MARKET VALUE OF ASSETS AND LIABILITIES ACQUIRED:
Property, plant and equipment                            74,533        36,659           33,539
Franchise costs                                         166,486        41,604            7,847
Customer lists and other intangible assets              217,443        53,602           34,992
Other assets                                              7,118         2,285            3,164
                                                       --------      --------         --------
                                                        465,580       134,150           79,542
                                                       --------      --------         --------
    Excess of purchase price over fair value of
      assets and liabilities acquired                  $ 45,235      $ 27,372         $  6,653
                                                       --------      --------         --------
                                                       --------      --------         --------

     The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized using the straight-line method over 20 years. The allocation of the purchase price and the pro forma information presented below are based on preliminary information and are subject to possible adjustment once complete information on the fair value of the assets is developed. The allocation may also be subject to possible adjustment pursuant to the Contribution Agreement.

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

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                -----------------------------------------------
                -----------------------------------------------



NOTE 3 - ACQUISITIONS (CONTINUED)

         Sources and uses of funds for each of the transactions were as follows:

                                                                                              Falcon Video       Falcon Classic
                                                                         TCI Systems            Systems              Systems
                                                                      ------------------   -----------------   ------------------
                                                                                       (Dollars in Thousands)
SOURCES OF FUNDS:
Cash in Owned Systems                                                     $ 11,429             $ 59,038             $ 6,591
Advance under bank credit facilities                                       429,739               56,467              76,800
                                                                          --------             --------             -------
   Total sources of funds                                                 $441,168             $115,505             $83,391
                                                                          --------             --------             -------
                                                                          --------             --------             -------

USES OF FUNDS:
Repay debt assumed from TCI and existing debt of Falcon Video,
   including accrued interest                                             $429,739             $115,505             $     -
Purchase price of assets                                                         -                    -              83,391
Payment of assumed obligations at closing                                    6,495                    -                   -
Transaction fees and expenses                                                2,879                    -                   -
Available funds                                                              2,055                    -                   -
                                                                          --------             --------             -------
   Total uses of funds                                                    $441,168             $115,505             $83,391
                                                                          --------             --------             -------
                                                                          --------             --------             -------


The following unaudited condensed consolidated pro forma statements of operations present the consolidated results of operations of the Partnership as if the acquisitions had occurred at January 1, 1997 and are not necessarily indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                                      Three Months Ended                             Nine Months Ended
                                                         September 30,                                 September 30,
                                           ------------------------------------------    ------------------------------------------
                                                  1997                   1998                   1997                  1998
                                           --------------------   -------------------    -------------------   --------------------
                                                                           (Dollars in Thousands)
Revenues                                       $ 107,325              $ 107,418              $ 320,804             $ 321,058
Expenses                                        (108,238)              (113,008)              (323,696)             (334,577)
                                               ---------              ---------              ---------             ---------
   Operating loss                                   (913)                (5,590)                (2,892)              (13,519)
Interest and other expenses                      (30,812)               (35,306)               (92,560)              (98,127)
                                               ---------              ---------              ---------             ---------
Loss before extraordinary items                $ (31,725)             $ (40,896)             $ (95,452)            $(111,646)
                                               ---------              ---------              ---------             ---------
                                               ---------              ---------              ---------             ---------

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                -----------------------------------------------
                -----------------------------------------------

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

     On May 19, 1998, FHGLP repurchased approximately $247.8 million aggregate principal amount of its 11% Senior Subordinated Notes due 2003 (the "Notes") for an aggregate purchase price of $270.3 million pursuant to a fixed spread tender offer for all outstanding Notes. The Notes tendered represented approximately 88% of the Notes previously outstanding. The approximate $34.4 million of Notes not repurchased in the tender offer were redeemed on September 15, 1998 in accordance with the terms of the indenture governing the Notes at 105.5% of the outstanding principal amount, plus accrued interest to the redemption date (the "Redemption Price").

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                -----------------------------------------------
                -----------------------------------------------

NOTE 4 - NOTES PAYABLE (CONTINUED)

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

     The New Credit Facility consists of three committed facilities (one revolver and two term loans) and one uncommitted $350 million supplemental credit facility (the terms of which will be negotiated at the time the Partnership makes a request to draw on such facility). Facility A is a $650 million revolving credit facility maturing December 29, 2006; Facility B is a $200 million term loan maturing June 29, 2007; and Facility C is a $300 million term loan maturing December 31, 2007. All of Facility C and approximately $126 million of Facility B were funded on June 30, 1998, and the approximately $329 million debt outstanding under the then existing bank credit agreement was repaid. As a result, from June 30, 1998 until September 29, 1998, FHGLP had an excess cash balance of approximately $90 million. Immediately prior to closing the TCI Transaction, approximately $39 million was borrowed under Facility A to discharge certain indebtedness of Falcon Video. In connection with consummation of the TCI Transaction, Falcon LLC assumed the approximately $433 million of indebtedness outstanding under the New Credit Facility. In addition to utilizing cash on hand of approximately $63 million, Falcon LLC borrowed the approximately $74 million remaining under Facility B and approximately $366 million under Facility A to discharge approximately $73 million of Falcon Video indebtedness and to retire approximately $430 million of TCI indebtedness assumed as part of the contribution of the TCI Systems. As a result of these borrowings, the amount outstanding under the New Credit Facility at September 30, 1998 was $912 million.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this amended report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       FALCON COMMUNICATIONS, L.P.

                                       By:  Falcon Holding Group, L.P.
                                            General Partner

                                       By:  Falcon Holding Group, Inc., its
                                            General Partner

Date:  December 11, 1998               By: /s/ MICHAEL K. MENEREY
                                           -----------------------------------
                                           Michael K. Menerey, Executive
                                           Vice President, Secretary and
                                           Chief Financial Officer



                                       FALCON FUNDING CORPORATION



Date:  December 11, 1998               By: /s/ MICHAEL K. MENEREY
                                           -----------------------------------
                                           Michael K. Menerey, Chief
                                           Financial Officer and Secretary