Form 10-K405
period 1998-12-31
FALCON COMMUNICATIONS LP; FALCON FUNDING CORP
filed 1999-03-31
CIK 900346, 1060530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

             Commission File Numbers: 33-60776 AND 333-55755

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)
                           FALCON FUNDING CORPORATION*
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  CALIFORNIA                              95-4654565
                  CALIFORNIA                              95-4681480
    --------------------------------------        --------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       Incorporation or organization)               Identification Number)

      10900 WILSHIRE BOULEVARD-15TH FLOOR
             LOS ANGELES, CALIFORNIA                         90024
    ----------------------------------------        ------------------------
    (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code:    (310) 824-9990
                                                    ------------------------

  Securities registered pursuant to Section 12(b) of the Act:   NONE

  Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) have been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of equity securities held by non-affiliates of the
Registrants: There is no public trading market for the equity securities of the Registrants and, accordingly, the Registrants are not presently able to determine the market value of the equity securities held by non-affiliates.

Number of shares of common stock of Falcon Funding Corporation outstanding as of March 12, 1999: 1,000.

* Falcon Funding Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and is therefore filing with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    The Exhibit Index is located at Page E-1

                                     PART I

ITEM 1.       BUSINESS

INTRODUCTION

              Falcon Communications, L.P., a California limited partnership ("FCLP" or the "Partnership") and successor to Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP"), owns and operates cable television systems in 25 states (the "Falcon Systems"), principally Oregon, California, Washington, Missouri, North Carolina, Alabama, Georgia, Texas, and Kentucky. As of December 31, 1998, the Falcon Systems served approximately 991,000 basic subscribers. The Partnership also manages certain other cable television systems of which Enstar Communications Corporation, a wholly-owned subsidiary of FHGLP, is the corporate general partner (the "Enstar Systems"). As of December 31, 1998, the Enstar Systems served approximately 93,000 basic subscribers in 10 states, including Missouri, Illinois, Kentucky and Tennessee. All of the Falcon Systems operate under the name "Falcon Cable TV." See "Overview of the Systems."

              In March and July 1998, FHGLP paid to Falcon Classic Cable Income Properties, L.P. $83.4 million to purchase its cable television systems. On September 30, 1998, pursuant to a Contribution and Purchase Agreement dated as of December 30, 1997, as amended (the "Contribution Agreement"), FHGLP acquired the assets and liabilities of Falcon Video Communications, L.P. in exchange for ownership interests in FHGLP. Simultaneously with the closing of that transaction, in accordance with the Contribution Agreement, FHGLP contributed substantially all of the existing cable television system operations owned by FHGLP and its subsidiaries (including the Falcon Video Systems) to the Partnership and TCI Falcon Holdings, LLC contributed certain cable television systems owned and operated by affiliates of TCI to the Partnership (the "TCI Transaction"). As a result, TCI holds approximately 46% of the equity interests of the Partnership and FHGLP holds the remaining 54% and serves as the managing general partner of the Partnership. See Note 2 to consolidated financial statements.

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

              The Falcon Systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as CNN, MTV, the USA Network, ESPN, TNT, WTBS and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports, and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the Falcon Systems offer "premium" television services to their customers. These services (such as HBO and Showtime) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption.

              A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the Falcon Systems. In addition to customer revenues, the Falcon Systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The Falcon Systems also offer to their customers home shopping services, which pay the Partnership a share of revenues from sales of products in the system's service areas, in addition to paying the Falcon System a separate fee in return for carrying their shopping service. Certain other channels have also offered the Falcon Systems fees in return for carrying their service. Due to a general lack of channel capacity available for adding new channels, management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

              Led by Chairman of the Board and Chief Executive Officer, Marc B. Nathanson, and President and Chief Operating Officer, Frank J. Intiso, the Partnership's senior management has on average over nineteen years of experience in the cable industry and has worked together for over a decade. Mr. Nathanson, a 30-year veteran of the cable business, is a member of the Board of Directors of the National Cable Television Association and a past winner of its prestigious Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Intiso is a 20-year veteran of the cable industry. He is also Immediate Past Chair of the California Cable Television Association and is active on various industry boards. The principal executive offices of the Partnership and its general partner, Falcon Holding Group, Inc. ("FHGI"), are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990.

RECENT DEVELOPMENTS

AT&T AND TCI MERGER

              In March 1999, AT&T and Tele-Communications, Inc. completed a merger under which Tele-Communications, Inc. became a unit of AT&T called AT&T Broadband & Internet Services. The unit will continue to be headquartered in the Denver area. Leo J. Hindery, Jr., who had been president of Tele-Communications, Inc. since January 1997, was named President and Chief Executive Officer of AT&T Broadband & Internet Services, which became the owner of TCI Falcon Holdings, LLC as a result of the merger.

PROPOSED JOINT VENTURE WITH AT&T

              In December 1998, the Partnership entered into a letter of intent with AT&T to form a joint venture. This joint venture would provide local or any-distance communications services, other than mobile wireless services, video entertainment services and high speed Internet access services, to residential and certain small business customers under the AT&T brand name over the Partnership's infrastructure. The joint venture would have the exclusive right to use the Partnership's cable infrastructure for such services and would have access to wholesale bulk long distance services and certain other network services from AT&T. This exclusive right would have a 15-year term and one five-year extension at AT&T's sole election.

              The Partnership expects to own up to 49% of the equity of the joint venture on terms to be negotiated. AT&T would have majority representation on the Board of Directors of the joint venture, appoint all officers of the joint venture and manage the day-to-day operations of the joint venture.

              The Partnership would be required to fund all capital expenditures to upgrade its infrastructure and operational support services to meet AT&T's certification standards for telephony. The Partnership currently anticipates that the majority of such costs, excluding customer premise equipment, are already included in its projected rebuild costs and to the extent there are incremental expenditures required, they will not be material. Should the joint venture's cash flow be insufficient to meet its operating and capital expenditure requirements, the Partnership and AT&T would be required to provide funds for the insufficiency on a pro rata basis in proportion to their respective ownership interests in the joint venture.

              The Partnership would be entitled to receive an initial connectivity payment when any cable television system passing a certain number of households is upgraded to meet specified standards. Additionally, the Partnership would be entitled to payments if specified subscriber penetration levels are not met and if certain revenue targets are met.

              Formation of the joint venture is subject to certain conditions. The Partnership is unable to predict if or when such conditions will be met.

BUSINESS STRATEGY

              Historically, the Partnership has followed a systematic approach to acquiring, consolidating, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of its services. The Partnership's business strategy has focused on serving small to medium-sized communities and the suburbs of certain cities, including Boise, Corpus Christi, Eugene, Huntsville, Little Rock, Los Angeles, Norfolk, Portland (Oregon), San Luis Obispo, Salem, San Jose, Seattle and St. Louis. Because the Falcon Systems are located in geographically and economically diverse markets across the United States, the Partnership believes that the Falcon Systems, taken as a whole, are not dependent on any single local economy, are resistant to regional economic fluctuations and provide the Partnership with a stable revenue and operating cash flow stream.

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

              Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 by the FCC has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996. Among other changes, the Telecommunications Act of 1996 provides that the regulation of certain cable programming service tier rates will terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

 ACQUISITIONS

              Management believes that the cable television industry has entered a period of further consolidation. Subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance, the Partnership plans to continue its acquisition strategy by pursuing opportunities to purchase cable television systems in its existing geographic service areas as well as by entering new geographic markets, if and when attractive acquisition opportunities become available. Any such acquisitions, which could be substantial in size, may involve the Enstar Systems. In addition to opportunities to purchase additional cable systems, management expects to pursue opportunities to exchange its systems for other cable television properties to further its clustering strategy. In the ordinary course of its business, the Partnership regularly investigates and otherwise considers investment and acquisition opportunities. See Item 7., "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and Item 13., "Certain Relationships and Related Transactions."

CAPITAL EXPENDITURES

              The Partnership has invested in the rebuilding and upgrading of its cable television systems to the extent financing and regulatory conditions have permitted. These rebuilds and upgrades have consisted primarily of replacing low capacity cable plant with new higher capacity fiber-optic trunk and feeder lines, adding headend electronics to increase channel capacity and addressable set top devices to permit system addressability, and reducing the number of headends in various regions through microwave network transmission links, fiber optic super trunk and improved reception equipment. However, as noted in "Overview of the Systems--The Falcon Systems," many of the Falcon Systems have almost no available channel capacity with which to add new channels or to further expand pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the Falcon Systems remain competitive within the industry. For the three year period ended December 31, 1998, capital expenditures for line extensions, rebuilds and upgrades, and new equipment for the Partnership totaled approximately $230.4 million. Approximately $131.5 million of these capital expenditures related to upgrading and rebuilding existing distribution plant.

              As discussed in prior reports, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the impact thereof on the Partnership's business and access to capital. As a result, even after giving effect to certain upgrades and rebuilds that were started or completed in 1996, 1997 and 1998, the Partnership's systems are significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse effect on the value of the systems compared to systems that have been rebuilt to a higher technical standard. Currently, the Falcon Systems have an average capacity of 49 channels (substantially all of which is presently utilized). The Partnership's management has selected a technical standard that incorporates a fiber to the feeder architecture for the majority of its systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog video service. Such a system will also permit the introduction of high speed data transmission/Internet access and telephony services in the future after incurring incremental capital expenditures related to these services as well as new digital services. The Partnership is also beginning to implement digital compression technology in its Systems. See "Technological Developments" and "Digital Compression."

              The Partnership's future capital expenditure plans are, however, all subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. Subject to the Partnership's ability to remain in compliance with certain requirements of its debt and partnership agreements, the Partnership presently intends to spend approximately $190 million for capital expenditures in 1999, including $111 million for rebuild and upgrade projects. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

DECENTRALIZED MANAGEMENT

              The Partnership manages the Falcon Systems and the Enstar Systems through separate regional service centers. In some circumstances, both Falcon Systems and Enstar Systems are operated through the same regional service center to take advantage of cost efficiencies. The Partnership believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

MARKETING

              The Partnership's marketing strategy is to provide added value to increasing levels of subscription services through "packaging." In addition to the basic service package, customers in substantially all of the Falcon Systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services, and premium services. The Partnership has employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Partnership employs direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In many Falcon Systems, the Partnership offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. Additionally, the Partnership offers households with addressable set top devices the option to receive all of their optional addressable services (premium services and new product tier services) on all of their cable television outlets for one low price, plus set top device rental fees for each outlet. This "whole house" service option enhances the value of subscribing to optional addressable services, provides greater customer satisfaction and ultimately improves retention on optional addressable services. The Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

              The Partnership places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Partnership has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Partnership's operations and employee interaction with customers. The effectiveness of the Partnership's training program as it relates to the employees' interaction with customers is monitored on an ongoing basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Partnership conducts an extensive customer survey on a periodic basis and uses the information in its efforts to enhance service and better address the needs of its customers. A quarterly newsletter keeps customers up to date on new service offerings, special events and company information. In addition, the Partnership is participating in the industry's Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Partnership's corporate executives and regional managers lead the Partnership's involvement in a number of programs benefiting the communities the Partnership serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine, provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

OVERVIEW OF THE SYSTEMS

              Historically, the Partnership has managed affiliated cable television systems for a fee. The Partnership has selectively acquired certain of these affiliated systems since 1995. The following table sets forth certain operating statistics for the Falcon, Affiliated and Enstar Systems as of the dates indicated. As of December 31, 1997, the Affiliated Systems consisted of the cable systems owned by Falcon Classic and Falcon Video. Substantially all of the Falcon Classic systems became Falcon Systems in March 1998. The remaining Falcon Classic system became a Falcon System in July 1998 and the Falcon Video systems became Falcon Systems as part of the TCI Transaction on September 30, 1998. As a result, comparisons of 1998 to prior years must take these changes into account.

                                                                    AS OF DECEMBER 31,
                                     -------------------------------------------------------------------------------
                                           1994          1995(1)         1996(2)           1997           1998*
                                       -------------   -------------   -------------   -------------  --------------
HOMES PASSED(3)
Falcon Systems....................          596,226         725,661         960,231         973,987       1,621,902
Affiliated Systems*...............          516,703         410,345         178,452         180,981               -
Enstar Systems....................          143,009         144,777         151,762         153,174         154,371
                                       -------------   -------------   -------------   -------------  --------------
Total.............................        1,255,938       1,280,783       1,290,445       1,308,142       1,776,273
BASIC SUBSCRIBERS(4)
Falcon Systems....................          360,835         442,166         570,708         562,984         991,228
Affiliated Systems*...............          330,179         260,005         118,603         118,829               -
Enstar Systems....................           95,311          96,972          96,384          94,898          92,812
                                       -------------   -------------   -------------   -------------  --------------
Total.............................          786,325         799,143         785,695         776,711       1,084,040
BASIC PENETRATION(5)
Falcon Systems....................           60.5%           60.9%           59.4%           57.8%          61.1%
Affiliated Systems*...............           63.9            63.4            66.5            65.7            -
Enstar Systems....................           66.6            67.0            63.5            62.0           60.1
Combined..........................           62.6%           62.4%           60.9%           59.4%          61.0%
PREMIUM SERVICE UNITS(6)
Falcon Systems....................          165,137         186,477         203,679         165,960         275,666
Affiliated Systems*...............          158,326         108,225          45,909          40,548               -
Enstar Systems....................           36,632          35,585          31,750          26,504          24,060
                                       -------------   -------------   -------------   -------------  --------------
Total.............................          360,095         330,287         281,338         233,012         299,726
PREMIUM PENETRATION(7)
Falcon Systems....................           45.8%           42.2%           35.7%           29.5%          27.8%
Affiliated Systems*...............           48.0            41.6            38.7            34.1            -
Enstar Systems....................           38.4            36.7            32.9            27.9            -
Combined..........................           45.8%           41.3%           35.8%           30.0%          27.6%
AVERAGE MONTHLY REVENUE PER BASIC
   SUBSCRIBER(8)
Falcon Systems....................           $32.43          $32.77          $34.22          $36.67          $37.00
Affiliated Systems*...............            32.50           31.75           34.50           36.81               -
Enstar Systems....................            29.69           30.41           32.71           35.00           34.87
Combined..........................           $32.13          $32.15          $34.08          $36.49          $36.80

-----------

* At December 31, 1998 and 1997, respectively, the Falcon Classic systems had approximately 76,557 and 75,965 homes passed, 48,544 and 48,984 basic subscribers and 14,136 and 15,609 premium service units. At December 31, 1998 and 1997, the corresponding totals for the Falcon Video systems were 106,910 and 105,016 homes passed, 69,731 and 69,845 basic subscribers and 23,588 and 24,939 premium service units. At December 31, 1998, the TCI systems had approximately 455,332 homes passed, 278,775 basic subscribers and 89,134 premium service units. Effective October 1, 1998, the affiliated systems consisted solely of the Enstar Systems.

(1) On December 28, 1995, the Partnership acquired all of the direct and indirect ownership interests in Falcon First Communications, L.P. ("Falcon First") that it did not previously own. As a result, the Partnership began including Falcon First systems as Falcon Systems, rather than Affiliated Systems. On July 1, 1996, the Partnership sold certain of the Falcon First systems. As a result, comparisons of 1996 and 1995 to prior years must take these changes into account. At December 31, 1997, 1996 and 1995, respectively, Falcon First had approximately 97,549, 96,318 and 114,682 homes passed, 67,601, 68,212 and 77,258 basic subscribers and 22,230, 29,571 and 36,413 premium service units, respectively. At December 31, 1994, the corresponding totals for Falcon First were 113,403, 75,688 and 38,756, respectively. At July 1, 1996, the Falcon Systems that were sold had approximately 18,957 homes passed, 9,547 basic subscribers and 3,932 premium service units.

(2) On July 12, 1996, the Partnership acquired the assets of Falcon Cable Systems Company, L.P. ("FCSC") and began including them as Falcon Systems. As a result, comparisons of 1996 to prior years must take this change into account. At December 31, 1997 and 1996, respectively, the FCSC systems had approximately 245,807 and 239,431 homes passed, 127,315 and 140,599 basic subscribers and 33,844 and 44,199 premium service units. At December 31, 1995 and 1994, the corresponding totals for the FCSC systems were 233,304 and 228,522 homes passed, 140,642 and 138,196 basic subscribers and 52,694 and 59,732 premium service units.

(3) Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(4) A home with one or more television sets connected to a cable system is counted as one basic subscriber. Historically, bulk accounts (such as apartment buildings) were included on a "basic customer equivalent" basis in which the total monthly bill for the account was divided by the basic monthly charge for a single outlet in the area. In 1998, in order to report its basic subscribers in a manner consistent with that of TCI, the Partnership changed its method of computing the number of subscribers for certain types of bulk accounts. Under the new definition, apartments, condominiums and mobile homes are counted as basic subscribers rather than as bulk accounts whose subscriber numbers are computed on an equivalent basis. The impact of this change in 1998 was an increase in basic subscribers for the Falcon Systems of approximately 38,000.

(5)      Basic subscribers as a percentage of homes passed.

(6) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee. Prior to July 1, 1996, The Disney Channel was offered as a premium service. Effective July 1, 1996, it was offered as part of tiered services. As a result, the number of reported premium service units was artificially reduced by this service offering change. The number of Disney Channel premium service units at June 30, 1996, December 31, 1995 and at December 31, 1994 were: Falcon Systems 19,124, Affiliated Systems 7,060; Falcon Systems 22,613, Affiliated Systems 18,970; and Falcon Systems 21,309, Affiliated Systems 29,641, respectively.

         The "whole house" service option introduced in 1998 reduced the number of premium service units in 1998 as compared with prior years. See "Business - Marketing." The household that subscribes to premium services under the whole house option is counted as one premium service unit. By contrast, if the household subscribes to premium services on a channel-by-channel basis, each premium channel is counted as one premium service unit. The impact of the whole house plan was to decrease the number of premium service units by approximately 49,000 in 1998.

(7) Premium service units as a percentage of basic subscribers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

(8) Average monthly revenue per basic subscriber for the one-year period ending on the respective dates indicated, except for 1994 data which reflects the fourth quarter of 1994 only. Management believes that the fourth quarter is more relevant for 1994 because the FCC's amended rate regulation rules became effective during the third quarter of 1994. See "Legislation and Regulation."

THE FALCON SYSTEMS

              The Falcon Systems are divided into 53 separate operating regions. The following is a brief description of the operating regions located in states that include at least 5% of the basic subscribers of the Falcon Systems. In certain cases, operating regions serve customers in more than one state and, thus, totals by operating region may exceed basic subscriber totals for a given state.

              The following is a summary of certain operating data, as of December 31, 1998, for the Falcon Systems:

                                                                                                                      Average
                                                                                                                      Monthly
                                                                                     Premium                          Revenue
                       Homes            Basic           Basic        % of            Service         Premium         Per Basic
State                 Passed         Subscribers     Penetration       Total          Units        Penetration     Subscriber(1)
-----              --------------   --------------  ---------------  ----------   --------------  --------------   ---------------
Alabama...........        61,571           46,388            75.3%        4.7%           20,234           43.6%      $      40.10
Arkansas..........        46,882           21,013            44.8%        2.1%            4,955           23.6%      $      38.05
California........       302,954          176,102            58.1%       17.8%           46,022           26.1%      $      37.64
Florida...........        15,846           10,441            65.9%        1.1%            1,884           18.0%      $      34.90
Georgia...........        55,454           44,694            80.6%        4.5%           10,450           23.4%      $      40.05
Idaho.............         9,192            5,522            60.1%        0.6%            1,839           33.3%      $      32.49
Illinois..........         3,424            1,751            51.1%        0.2%              611           34.9%      $      34.96
Indiana...........         7,280            4,628            63.6%        0.5%              964           20.8%      $      37.37
Kansas............         3,512            2,631            74.9%        0.3%              577           21.9%      $      34.15
Kentucky..........        41,439           34,050            82.2%        3.4%            6,553           19.2%      $      33.73
Louisiana.........         5,494            2,658            48.4%        0.3%            1,366           51.4%      $      41.36
Maryland..........        27,830           15,393            55.3%        1.6%            7,059           45.9%      $      39.15
Michigan..........         7,573            3,740            49.4%        0.4%              820           21.9%      $      32.31
Missouri..........       151,631          102,965            67.9%       10.4%           25,669           24.9%      $      35.59
Mississippi.......         1,911            1,168            61.1%        0.1%              234           20.0%      $      36.60
No. Carolina......       110,456           62,683            56.7%        6.3%           15,922           25.4%      $      38.43
Nevada............         6,413            1,872            29.2%        0.2%            1,246           66.6%      $      27.38
New York..........        26,359           15,833            60.1%        1.6%            4,182           26.4%      $      35.58
Oklahoma..........        19,807           10,531            53.2%        1.1%            4,598           43.7%      $      42.57
Oregon............       307,005          195,297            63.6%       19.7%           45,205           23.1%      $      36.37
So. Carolina......        15,767           10,643            67.5%        1.1%            7,414           69.7%      $      49.10
Texas.............        60,643           38,685            63.8%        3.9%           12,681           32.8%      $      36.28
Utah..............        32,003           15,828            49.5%        1.6%            6,556           41.4%      $      25.71
Virginia..........        48,391           16,486            34.1%        1.7%            7,089           43.0%      $      42.16
Washington........       253,065          150,226            59.4%       15.2%           41,536           27.6%      $      35.75
                   --------------   --------------                   ----------   --------------

                       1,621,902          991,228            61.1%      100.0%          275,666           27.8%      $      37.00
                   --------------   --------------                   ----------   --------------
                   --------------   --------------                   ----------   --------------



-----------

(1) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1998.

OREGON. As of December 31, 1998, the Partnership's 12 Oregon operating regions had 195,297 basic subscribers, which comprised approximately 20% of the basic subscribers of the Falcon Systems. The systems in the Oregon operating regions have an average channel capacity of 50, approximately 94% of which are currently utilized. Over 93% of the customers in these operating regions are served by systems that utilize addressable technology.

CALIFORNIA. As of December 31, 1998, the Partnership's eight operating regions in California had 176,102 basic subscribers, which comprised approximately 18% of the basic subscribers of the Falcon Systems. The systems in the California regions have an average channel capacity of 49, approximately 95% of which are currently utilized. Approximately 95% of the customers in the California regions are served by systems that utilize addressable technology.

WASHINGTON. As of December 31, 1998, the Partnership's Washington systems had 150,226 basic subscribers, which comprised 15% of the basic subscribers of the Falcon Systems. The Washington systems have an average channel capacity of 47, approximately 96% of which are currently utilized. Approximately 86% of the customers in the Washington regions are served by systems that utilize addressable technology.

MISSOURI. As of December 31, 1998, the Partnership's six operating regions in Missouri had 102,965 basic subscribers, which comprised approximately 10% of the basic subscribers of the Falcon Systems. The Missouri systems have an average channel capacity of 45, approximately 96% of which are currently utilized. Approximately 96% of the customers in the Missouri regions are served by systems that utilize addressable technology.

NORTH CAROLINA. As of December 31, 1998, the Partnership's two North Carolina operating regions had 62,683 basic subscribers, which comprised approximately 6% of the basic subscribers of the Falcon Systems. These systems have an average channel capacity of 59, approximately 91% of which are utilized. Approximately 68% of the customers are served by systems that utilize addressable technology.

ALABAMA. As of December 31, 1998, the Partnership's Alabama systems had 46,388 basic subscribers which comprised approximately 5% of the basic subscribers of the Falcon Systems. The Alabama systems have an average channel capacity of 48, approximately 96% of which are currently utilized. Approximately 69% of the customers are served by systems that utilize addressable technology.

GEORGIA. As of December 31, 1998, the Partnership's Georgia systems had 44,694 basic subscribers, which comprised approximately 5% of the basic subscribers of the Falcon Systems. The systems had average channel capacity of 54, of which 98% are utilized. Approximately 87% of the customers are served by addressable technology.

OTHER OPERATING REGIONS. The Partnership also owns and operates systems through 13 additional regional centers in Benton, Arkansas; Plattsburgh, New York; Suffolk, Virginia; Somerset, Kentucky; Weiser, Idaho; Beaufort, South Carolina; Shawnee, Oklahoma; Portland and Marshall, Texas; Sebastian, Florida; St. George, Utah; Scottsburg, Indiana; and Au Gres, Michigan. None of these regions are in states that have basic subscribers that are in excess of 5% of the total basic subscribers of the Falcon Systems.

THE AFFILIATED SYSTEMS

              As discussed elsewhere in this report, the Partnership acquired substantially all of the assets of Falcon Classic in March 1998 and acquired all of the Falcon Video systems in September 1998.

              Through the Enstar partnerships, the Partnership manages cable television systems which at December 31, 1998 served approximately 93,000 basic subscribers in 10 states, including Missouri, Illinois, Kentucky and Tennessee.

              In 1996, 1997 and 1998, the Partnership recognized aggregate revenues of $6.3 million, $5.2 million and $3.7 million, respectively, from management agreements with the Affiliated Systems and various consulting agreements. The partnership agreements of the partnerships of which Enstar Communications Corporation is the general partner are scheduled to terminate at various times from 2033 to 2037. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 13., "Certain Relationships and Related Transactions."

              Enstar Communications Corporation was an indirect wholly-owned subsidiary of the Partnership until September 30, 1998. Concurrent with the TCI Transaction, FHGLP retained ownership of Enstar Communications Corporation, which controls and holds varying equity interests of 0.5% to 5% in 15 limited partnerships. The Partnership's financial statements as of December 31, 1998 included a net loss of $289,000 representing nine months of Enstar's operating results.

              FHGLP also retained its interest in Enstar Finance Company, LLC on September 30, 1998 rather than contributing it to the Partnership. Enstar Finance Company obtained a secured bank facility with $35 million of availability from two agent banks in order to provide funds that would be loaned to certain of the 15 Enstar limited partnerships. The lenders had advanced $4.1 million to Enstar Finance Company as of December 31, 1998, which in turn advanced those funds to a number of the Enstar limited partnerships.

              Based on its belief that the market for cable systems has generally improved, Enstar Communications Corporation is evaluating strategies for liquidating the Enstar limited partnerships. These strategies include the sale of substantially all of the partnerships' assets to third parties and/or affiliates of Enstar Communications Corporation, which may include the Partnership, and the subsequent liquidation of the partnerships. Enstar Communications Corporation expects to complete its evaluation within the next several months and intends to advise the partnerships' unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

OTHER INVESTMENTS

              LAKE LAS VEGAS PROJECT. The Partnership is an equity owner in, and the general partner of, Falcon Lake Las Vegas Cablevision, L.P. This limited partnership was formed in September 1993 to design, construct and operate an advanced fiber optic cable network in Lake Las Vegas, a master planned community being developed around a man-made lake southeast of Las Vegas, Nevada. The Partnership's partner in this project is an affiliate of Transcontinental Properties, Inc., which is controlled by Ronald Boeddeker of Las Vegas, Nevada and the Bass Family interests of Fort Worth, Texas. Upon its completion, Lake Las Vegas is targeted to have 5,000 dwelling units and up to 11,000 hotel units, although there are presently fewer than 50 homes occupied in the development. The Partnership is nearing completion of the first phase of a project to build a fiber-to-the-curb cable television system, and a portion of the system is now operational. Aggregate capital expenditures on this project to date are approximately $1 million.

              FALCON/CAPITAL CABLE. During 1988, one of the Partnership's subsidiaries made a $1.3 million investment in, and became co-general partner of, Falcon/Capital Cable, the general partner of an operating partnership which has approximately 29,000 basic subscribers in six midwestern states. The Partnership does not manage these systems and has not included the subscribers of these systems in the number of basic subscribers of the Falcon Systems. The terms of Falcon/Capital Cable's operating partnership's senior bank debt and subordinated debt were refinanced on February 11, 1998, and resulted in a decrease in the percentage of equity of Falcon/Capital Cable owned by the Partnership from 11% to 8%.

CUSTOMER RATES AND SERVICES

              The Partnership's cable television systems offer customers packages of services that include the local network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA Network, ESPN, TNT and

The Disney Channel) and certain information and public access channels. For an extra monthly charge, the Falcon Systems provide certain premium television services, such as HBO and Showtime. The Partnership also offers other cable television services to its customers, including pay-per-view programming. For additional charges, in most of the Falcon Systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

              The service options offered by the Partnership vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

              Pursuant to the 1992 Cable Act, most cable television systems are subject to rate regulation of the basic service tier, the non-basic service tiers other than premium (per channel or program) services, the charges for installation of cable service, and the rental rates for customer premises equipment such as set top devices and remote control devices. These rate regulation provisions affect all of the Partnership's systems not deemed to be subject to effective competition under the FCC's definition. See "Legislation and Regulation."

              At December 31, 1998, the Partnership's monthly rates for basic cable service for residential customers of the Falcon Systems, including certain discounted rates, ranged from $8.63 to $25.67 and premium service rates ranged from $5.00 to $14.75, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

              For the years ended December 31, 1996, 1997 and 1998, subscriber fees accounted for 86.9%, 87.4% and 87.9%, respectively, of the Partnership's revenues. Management fees accounted for 2.9%, 2% and 1.2%, respectively, of the Partnership's revenues, with other services, comprised of, among other things, installation fees, franchise fees and other charges, advertising and home shopping revenues, accounting for 10.2%, 10.6% and 10.9%, respectively.

EMPLOYEES

              As of February 12, 1999, the Partnership had approximately 1,486 full-time employees and 45 part-time employees. The Partnership considers its relations with its employees to be good. There are no collective bargaining agreements relating to any of such employees.

TECHNOLOGICAL DEVELOPMENTS

              As part of its commitment to customer service, the Partnership emphasizes high technical standards and prudently seeks to apply technological advances in the cable television industry to the Falcon Systems on the basis of cost effectiveness, capital availability, enhancement of product quality, service delivery and industry-wide acceptance. Currently, the Falcon Systems have an average channel capacity of 49, substantially all of which is presently utilized. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Partnership's capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and
Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

              As of December 31, 1998, approximately 83% of the customers of the Falcon Systems were served by systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable set top device. To date, the Partnership has supplied addressable set top devices to customers of the Falcon Systems utilizing addressable technology who subscribe to one or more premium services and, in selected regions, to customers who subscribe to certain new product tiers. As a result, if the system utilizes addressable technology and the customer has been supplied with an addressable set top device, the Partnership can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Partnership to offer pay-per-view services.

DIGITAL COMPRESSION

              The Partnership has been closely monitoring developments in the area of digital compression, a technology that will enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. Depending on the technical characteristics of the existing system, the Partnership believes that the utilization of digital compression technology will enable its systems to increase channel capacity in certain systems in a manner that could, in the short term, be more cost efficient than rebuilding such systems with higher capacity distribution plant. However, the Partnership believes that unless the system has sufficient unused channel capacity and bandwidth, the use of digital compression to increase channel offerings is not a substitute for the rebuild of the system, which will improve picture quality, system reliability and quality of service. The use of digital compression will expand the number and types of services these systems offer and enhance the development of current and future revenue sources.

              As of December 31, 1998, approximately 26% of the customers of the Falcon Systems were served by systems that offered digital services. The Partnership is expanding its use of digital technology in 1999, and expects the number of customers with digital services available to increase to approximately 50% of its total customers by the end of the year. This technology is under frequent management review.

PROGRAMMING

              The Partnership has various contracts to obtain basic and premium programming for its systems from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. Certain other new channels have also recently offered the Falcon Systems fees in return for carrying their service. Due to a lack of channel capacity currently available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that certain such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that the Partnership's programming costs will not continue to increase substantially, or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

              Effective December 1, 1998, the Partnership elected to obtain certain of its programming services through an affiliate of TCI. This election resulted in a reduction in the Partnership's programming costs, the majority of which will be passed on to its customers in the form of reduced rates in compliance with FCC rules. The Partnership has elected to continue to acquire its remaining programming services under its existing programming contracts, but may elect to acquire additional programming services through the TCI affiliate in the future.

              The Partnership's cable programming costs have increased in recent years and, except for the initial benefit from the TCI affiliation, are expected to continue to increase due to additional programming being provided to basic customers, the requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the Partnership agreeing to carry one new service in certain of its Systems (serving approximately 80,000 basic subscribers), for which it will receive reimbursement of certain costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals."

FRANCHISES

              Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

              As of December 31, 1998, the Falcon Systems held 630 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Falcon Systems range up to 5% of the gross revenues generated by a system. For the past three years, franchise fee payments made by the Falcon Systems have averaged approximately 3.3% of total gross system revenues. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

              The following table groups the franchises of the Falcon Systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic subscribers for each group as of December 31, 1998.

  Year of Franchise           Number of                                     Percentage of Basic
      Expiration              Franchises         Basic Subscribers              Subscribers
-----------------------   -------------------   ---------------------     -------------------------
Prior to 2000                    185                  267,917                      27.0%
2000-2004                        192                  294,809                      29.7%
2005 and after                   253                  390,932                      39.4%
                          -------------------   ---------------------     -------------------------

Total                            630                  953,658                      96.1%
                          -------------------   ---------------------     -------------------------
                          -------------------   ---------------------     -------------------------

              The Partnership operates numerous cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which it believes no franchise is necessary. In the aggregate, approximately 37,570 basic subscribers, comprising approximately 3.9% of the Falcon Systems' basic subscribers, are served by such portions of such systems. In general, the Partnership does not believe that the loss of any single franchise would cause a substantial reduction in the economies of scale discussed above. In certain instances, however, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

              The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

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

              Television programming is now also being delivered to individuals by high-powered direct broadcast satellites utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over single high-powered satellites with significantly higher capacity available if, as is the case with DIRECTV, multiple satellites are placed in the same orbital position. Unlike cable television systems, however, direct broadcast satellites are limited by law in their ability to deliver local broadcast signals. One direct broadcast satellite provider, EchoStar, has announced plans to deliver a limited number of local broadcast signals in a limited number of markets and has initiated efforts to have the practice legalized. Legislation has been introduced in Congress which would permit direct broadcast satellite operators to elect to provide local broadcast signals to their customers under the Copyright Act. If direct broadcast satellite providers are ultimately permitted to deliver local broadcast signals, cable television systems would lose a significant competitive advantage. Direct broadcast satellite service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. Direct broadcast satellite service is being heavily marketed on a nationwide basis by several service providers. In addition, medium-power fixed-service satellites can be used to deliver direct-to-home satellite services over small home satellite dishes, and one provider, PrimeStar, currently provides service to subscribers using such a satellite. DIRECTV has recently agreed to purchase PrimeStar.

              Multichannel multipoint distribution systems deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of wireless cable services to compete with cable television systems has been limited by channel capacity (35-channel maximum) and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules, which permits reverse path or two-way transmission over wireless facilities, may enable wireless cable systems to deliver more channels and additional services.

              Private cable television systems compete to service condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way.

              The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service, which can be used by direct broadcast satellite systems, television stations and other video programming distributors (including cable television systems), is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable television systems.

              The FCC has allocated spectrum in the 28 GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC recently completed the process of awarding licenses to use this spectrum via a market-by-market auction. It cannot be predicted at this time whether such a service will have a material impact on the operations of cable television systems.

              Cable systems generally operate pursuant to franchises granted on a non-exclusive basis. In addition, the 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to build and operate their own cable systems. Municipally-owned cable systems enjoy certain competitive advantages such as lower-cost financing and exemption from the payment of franchise fees. One of the Partnership's franchise authorities in Oregon has given approval for a municipally-owned utility company to obtain funding to build and operate its own cable system. The franchise area included 4,975 basic subscribers, or less than 1% of the Partnership's total basic subscribers, as of December 31, 1998.
Should the municipality proceed with the project, any loss of the Partnership's subscribers would not have a material adverse impact on its operating results.

              The 1996 Telecom Act eliminates the restriction against ownership (subject to certain exceptions) and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as direct broadcast satellite, wireless cable, satellite master antenna television or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" (a facilities-based distribution system, like a cable system, but which is "open," i.e., also available for use by programmers other than the owner of the facility) without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. As a result of the foregoing changes, well financed businesses from outside the cable television industry (such as public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. The 1996 Telecom Act, however, also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers in the provision of traditional telephone service and other telecommunications services.

              Other new technologies, including Internet-based services, may become competitive with services that cable television systems can offer. The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television to incumbent television broadcast licensees. Digital television is expected to deliver high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmission. The cable television industry competes with radio, television, print media and the Internet for advertising revenues. As the cable television industry continues to offer more of its own programming channels, e.g., Discovery and USA Network, income from advertising revenues can be expected to increase.

              Certain of the Partnership's cable systems plan to offer interactive online computer services to subscribers. These cable systems will compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers and local and long distance telephone companies. Recently a number of Internet service providers have requested local authorities and the FCC to provide rights of access to cable television systems' broadband infrastructure in order that they be permitted to deliver their services directly to cable television systems' customers. In a recent report, the FCC declined to institute a proceeding to examine this issue, and concluded that alternative means of access are or soon will be made to a broad range of Internet service providers. The FCC declined to take action on ISP access to broadband cable facilities, and the FCC indicated that it would continue to monitor this issue. Several local jurisdictions also are reviewing this issue.

              Telephone companies are accelerating the deployment of Asymmetric Digital Subscriber Line technology, known as ADSL. These companies report that ADSL technology will allow Internet access to subscribers at peak data transmission speeds equal or greater than that of modems over conventional telephone lines. Several of the Regional Bell Operating Companies have requested the FCC to fully deregulate packet-switched networks (a type of data communication in which small blocks of data are independently transmitted and reassembled at their destination) to allow them to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. The Partnership cannot predict the likelihood of success of the online services offered by these competitors, (Internet service provider attempts to gain access to the cable industry's broadband facilities), or the impact on the Partnership's business.

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

FEDERAL REGULATION

              The primary federal statute dealing with the regulation of the cable television industry is the Communications Act of 1934, as amended. The three principal amendments to the Communications Act that shaped the existing regulatory framework for the cable television industry were the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act.

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

              RATE REGULATION

              The 1992 Cable Act replaced the FCC's previous standard for determining "effective competition," under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act, however, expanded the definition of effective competition to include situations where a local telephone company or an affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite. A finding of effective competition exempts both basic and nonbasic tiers from regulation. Additionally, the 1992 Cable Act required the FCC to adopt a formula, enforceable by franchising authorities, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, set top devices and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999.

              The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (E.G., set top devices and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

              Numerous franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership for basic cable service and for installation charges and equipment rental. The Partnership has had to bring its rates and charges into compliance with the applicable benchmark or equipment and installation cost levels in substantially all of its systems. This has had a negative impact on the Partnership's revenues and cash flow. In addition, a number of the customers and/or franchising authorities have filed complaints with the FCC regarding the rates charged for nonbasic cable service. During 1998, the FCC dismissed or denied four such complaints but granted eight others. In such cases, the systems have had to adjust certain nonbasic rates.

              FCC regulations adopted pursuant to the 1992 Cable Act require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, an exemption from compliance with this requirement for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002. At the present time, a number of the Partnership's systems are unable to comply with this requirement.

              CARRIAGE OF BROADCAST TELEVISION SIGNALS

              The 1992 Cable Act adopted new television station carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, I.E., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50-mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," I.E., commercial satellite-delivered independent stations, such as WGN. The Partnership has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Partnership has agreed to carry one new service in specified markets pursuant to these retransmission consent arrangements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

              The FCC is currently conducting a rulemaking proceeding regarding the carriage responsibilities of cable television systems during the transition of broadcast television from analog to digital transmission. Specifically, the FCC is exploring whether to amend the signal carriage rules to accommodate the carriage of digital broadcast television signals. The Partnership is unable to predict the ultimate outcome of this proceeding or the impact of new carriage requirements on the operations of its cable systems.

              NONDUPLICATION OF NETWORK PROGRAMMING

              Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of certain lower priority distant stations affiliated with the same network as the local station.

              DELETION OF SYNDICATED PROGRAMMING

              FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from certain other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety.

              PROGRAM ACCESS

              The 1992 Cable Act contains provisions that are intended to foster the development of competition to traditional cable systems by regulating the access of competing multichannel video providers to vertically integrated, satellite-distributed cable programming services. Consequently, with certain limitations, the federal law generally precludes any satellite distributed programming service affiliated with a cable company from favoring an affiliated company over competitors; requires such programmers to sell their programming to other multichannel video providers; and limits the ability of such satellite program services to offer exclusive programming arrangements to their affiliates.

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

              The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights, which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

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

              OWNERSHIP

              The 1996 Telecom Act repealed the 1984 Cable Act's prohibition against local exchange telephone companies providing video programming directly to customers within their local telephone exchange service areas. However, with certain limited exceptions, a local exchange telephone company may not acquire more than a 10% equity interest in an existing cable system operating within the local exchange telephone company's service area. The 1996 Telecom Act also authorized local exchange telephone companies and others to operate "open video systems." A recent judicial decision overturned various parts of the FCC's open video rules, including the FCC's restriction preventing local governmental authorities from requiring open video system operators to obtain a franchise. The Partnership expects the FCC to modify its open video rules to comply with the federal court's decision, but is unable to predict the impact any rule modifications may have on the Partnership's business and operations. See "Business-Competition."

              The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted Grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Such a review is presently pending. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and wireless cable facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located satellite master antenna television systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the wireless cable and satellite master antenna television restriction. In addition, a cable operator can purchase a satellite master antenna television system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

              Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships, general partnership interests and limited partnership interests (unless the limited partners have no material involvement in the limited partnership's business). These rules are under review by the FCC. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from a U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

              The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

              The FCC also recently commenced a rulemaking proceeding to examine, among other issues, whether any limitations on cable-direct broadcast satellite cross-ownership are warranted in order to prevent anticompetitive conduct in the video services market.

              FRANCHISE TRANSFERS

              The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

              TECHNICAL REQUIREMENTS

              The FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which are in conflict with or more restrictive than those established by the FCC. Those standards are applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

              The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. Among other things, these regulations generally prohibit cable operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on marketplace competition to best determine which features, functions, protocols, and product and service options meet the needs of consumers.

              Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customers premises equipment, such as set top devices, used to access the services offered by cable television systems and other multichannel video programming distributions. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distribution so long as the equipment does not harm the network, does not interfere with the services purchased by other customers, and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributions (other than direct broadcast satellite operators) are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distribution with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributions will be prohibited from distributing new set -top equipment integrating both security and non-security functions to their customers.

              POLE ATTACHMENTS

              The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. The states of California, Illinois, Kentucky, Louisiana, Michigan, New York, Oregon, Utah, Washington and Idaho, in which the Partnership operates cable systems, have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The 1996 amendments to the Communications Act modified the FCC's pole attachment regulatory scheme by requiring the FCC to adopt new regulations. These regulations become effective in 2001 and govern the charges for pole attachments used by companies, including cable operators, that provide telecommunications services by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law until the new rate formula becomes effective in 2001, and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. In adopting its new attachment regulations, the FCC concluded, in part, that a cable operator providing Internet service on its cable system is not providing a telecommunications service for purposes of the new rules.

              The new rate formula adopted by the FCC and which is applicable for any party, including cable systems which offer telecommunications services, will result in significantly higher attachment rates for cable systems which choose to offer such services. Any resulting increase in attachment rates as a result of the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal district court recently upheld the constitutionality of the new statutory provision, and the utilities involved in that litigation have appealed the lower court's decision. The FCC also has initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space. The Partnership is unable to predict the outcome of this current litigation or the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on its business and operations.

              OTHER MATTERS

              Other matters subject to FCC regulation include certain restrictions on a cable system's carriage of local sports programming; rules governing political broadcasts; customer service standards; obscenity and indecency; home wiring; equal employment opportunity; privacy; closed captioning; sponsorship identification; system registration; and limitations on advertising contained in nonbroadcast children's programming.

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

              Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers and BMI, Inc., the two major performing rights organizations in the United States. As a result of extensive litigation, both American Society of Composers and Publishers and BMI, Inc. now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable systems to their customers. Payment for music performed in programming offered on a per program basis remains unsettled. The Partnership recently participated in a settlement with BMI for payment of fees in connection with the Request pay-per-view network. Industry litigation of this issue with American Society of Composers and Publishers is likely.

              Copyrighted music transmitted by cable systems themselves, E.G., on local origination channels or in advertisements inserted locally on cable networks, must also be licensed. Cable industry negotiations with American Society of Composers and Publishers, BMI and SESAC, Inc. (a third and smaller performing rights organization) are in progress.

LOCAL REGULATION

              Because a cable television system uses local streets and rights-of-way, cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and the number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

              The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator, and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

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

ITEM 2.       PROPERTIES

              The Partnership owns substantially all of the assets related to the Falcon Systems' cable television operations, including program production equipment, headend equipment (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), set top devices, test equipment, tools and maintenance equipment and vehicles. The Partnership owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices.

The Partnership believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Partnership's business operations.

              The Partnership leases office space for both its corporate headquarters (located in Los Angeles, California) and its corporate financial center (located in Pasadena, California). The office building in which the Partnership leases space for the corporate financial center is owned by a partnership owned by Marc B. Nathanson and his wife. The Partnership has increased the amount of space it leases from such partnership. The terms of the current lease for the corporate financial center have been negotiated on an arm's length basis. The Partnership also assumed a lease for office space in a building owned by Marc B. Nathanson and his wife in connection with the acquisition of the assets of Falcon Cable Systems Company. The property was purchased by the Partnership in February, 1999 for a purchase price determined by two independent appraisals. See Item 13., "Certain Relationships and Related Transactions."

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

              The Partnership, certain of its affiliates, and certain third parties have been named as defendants in an action entitled FRANK O'SHEA I.R.A. ET AL. v. FALCON CABLE SYSTEMS COMPANY, ET AL., Case No. BC 147386, pending in the Superior Court of the State of California, County of Los Angeles. Plaintiffs in this action are certain former unitholders of FCSC purporting to represent a class consisting of former unitholders of FCSC other than those affiliated with FCSC and/or its controlling persons. The complaint alleges, among other things, that defendants breached their fiduciary and contractual duties to unitholders, and acted negligently, with respect to the purchase from former unitholders of their interests in FCSC in 1996. In particular, the complaint alleges, among other things, (a) that the appraisals conducted to determine the price at which the purchase of the former unitholders' interests would occur were "inadequate", "defective" and "unreasonable" and that the appraisal firms who conducted the appraisals (two out of three of which are named as defendants) acted negligently or recklessly in performing the appraisals; (b) that the price paid per unit was unfair and was intended to unfairly benefit the defendants at the expense of the public unitholders, in that allegedly the price paid did not fairly reflect the intrinsic value of the partnership assets, was not based on arms-length negotiation, and was less than the per unit value that could be derived from an alleged estimate of asset value submitted by FCSC to its lenders in connection with its borrowings' and (c) that the sums paid the unitholders should not have been based on a calculation that reflected payment to the General Partner of a "sales fee" as defined in the partnership agreement. As relief, the complaint seeks damages (and prejudgment interest) in an unspecified amount, and/or the imposition of a constructive trust upon the partnership assets purchased by certain defendants, and/or rescission of the transaction. A settlement of the action has been agreed to and will be presented to the Court for approval on April 22, 1999. The terms of the settlement, if approved, are not expected to have a material adverse effect on the financial condition of the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

              There is no established public trading market for the Partnership's equity securities. As of March 1, 1999, the two partners in the Partnership were FHGLP and TCI Falcon Holdings, LLC.

ITEM 6.       SELECTED FINANCIAL DATA

              Set forth below is selected financial data of the Partnership for the five years ended December 31, 1998. This data should be read in conjunction with the Partnership's financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                         Year Ended December 31,
                                                  -----------------------------------------------------------------------
                                                     1994         1995(1)        1996(1)         1997          1998(9)
                                                  -----------    -----------   ------------   -----------    ------------
                                                                        (In thousands of dollars)
OPERATIONS STATEMENT DATA
Revenues                                         $   147,229    $   151,208   $   217,320    $   255,886    $    307,558
Costs and expenses                                   (67,711)       (71,652)      (97,180)      (122,080)       (161,233)
Depreciation and amortization                        (60,935)       (54,386)     (100,415)      (118,856)       (152,585)
                                                  -----------    -----------   ------------   -----------    ------------
Operating income (loss)                               18,583         25,170        19,725         14,950          (6,260)
Interest expense, net(2)                             (49,859)       (57,777)      (71,602)       (79,137)       (102,591)
Equity in net income (loss) of investee
  partnerships                                        (1,782)        (5,705)          (44)           443            (176)
Other income (expense), net(3)                          (455)        13,077           814            885          (2,917)
Income tax benefit (expense)                               -              -         1,122          2,021          (1,897)
                                                  ===========    ===========   ============   ===========    ============
Loss before extraordinary item                   $   (33,513)   $   (25,235)  $   (49,985)   $   (60,838)   $   (113,841)
                                                  ===========    ===========   ============   ===========    ============

OTHER OPERATING DATA
EBITDA(4)                                        $    79,518    $    79,556   $   120,140    $   133,806    $    146,325
EBITDA margin                                          54.0%          52.6%         55.3%          52.3%           47.6%
Total debt to EBITDA                                    6.8x         7.0x(5)       6.6x(5)          6.8x          7.9x(6)
Net cash provided by operating activities        $    49,076    $    43,162   $    90,631    $    79,537    $     71,611
Net cash used in investing activities                (36,065)       (22,674)     (284,247)       (76,287)       (188,328)
Net cash provided by (used in) financing
  activities                                         (18,169)       (15,906)      192,199         (2,966)        117,084
Capital expenditures(7)                               28,232         37,149        57,668         76,323          96,367
Deficiency of earnings to cover fixed
  charges(8)                                         (33,513)       (25,254)      (51,252)       (63,302)       (111,768)

                                                                             As of December 31,
                                                  ------------------------------------------------------------------------
                                                     1994           1995           1996           1997           1998
                                                  ------------   -----------    -----------    -----------   -------------
   BALANCE SHEET DATA
   Cash and cash equivalents                     $    10,468    $    15,050    $    13,633    $    13,917   $     14,284
   Total assets                                      425,402        585,258        774,323        740,358      1,445,422
   Total debt                                        538,626        669,019        885,786        911,221      1,611,353
   Redeemable partners' equity                        93,964        271,902        271,902        171,373        133,023
   Partners' deficit                                (256,758)      (411,681)      (456,499)      (416,755)      (403,696)

                                                FOOTNOTES ON THE FOLLOWING PAGE

FOOTNOTES TO ITEM 6 - "SELECTED FINANCIAL DATA"

(1) The December 31, 1995 consolidated balance sheet data include the assets and liabilities of Falcon First, which were acquired on December 28, 1995. The consolidated statement of operations data for the year ended December 31, 1995 exclude the operations of Falcon First due to the proximity of the acquisition date to the end of the year, except that management fees from Falcon First of $1.6 million are included in the consolidated statement of operations data. On July 12, 1996, FHGLP acquired the assets of FCSC and, accordingly, the results of the FCSC systems have been included from July 12, 1996. Management fees and reimbursed expenses received in 1996 by FHGLP from FCSC prior to July 12, 1996 amounted to $1.5 million and $1 million, respectively, and are included in the 1996 consolidated statement of operations data. The amounts attributable to management fees and reimbursed expenses received by FHGLP from FCSC in 1995 were $2.6 million and $2 million, respectively.

(2) Interest expense, net includes payment-in-kind interest expense amounting to $24.5 million, $27.1 million, $26.6 million, and $20.4 million for the years ended December 31, 1994, 1995, 1996 and 1997, respectively, and amortization of debt discount of $19.3 million at December 31, 1998. See Note 6 to the Partnership's 1998 consolidated financial statements.

(3) Other income (expense), net in 1995 includes a gain on sale of marketable securities of $13.3 million.

(4) EBITDA is calculated as operating income before depreciation and amortization. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instruments of the Partnership use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the Partnership's definition of EBITDA may not be identical to similarly titled measures used by other companies.

(5) Total debt to EBITDA has been computed on a pro forma basis for 1995 to include the EBITDA of Falcon First of $15.9 million, making the combined 1995 EBITDA $95.4 million. Similarly, total debt to EBITDA has also been computed on a pro forma basis for 1996 to include the EBITDA of FCSC of $13.6 million, making the combined 1996 EBITDA $133.8 million. Without these pro forma adjustments, 1995 data would include the debt incurred to acquire Falcon First, but would exclude Falcon First EBITDA resulting in a total debt to EBITDA historical ratio of 8.41x compared to a pro forma ratio of 7.01x, and 1996 data would include the debt to acquire FCSC, but would exclude its EBITDA for the period January 1, 1996 through July 11, 1996 resulting in a total debt to EBITDA historical ratio of 7.37x compared to a pro forma ratio of 6.62x.

(6) Total debt to EBITDA has been computed on a pro forma basis for 1998 to include the EBITDA of Falcon Classic of $1.8 million, Falcon Video of $12.2 million and TCI of $44.3 million, making the combined 1998 EBITDA $204.6 million. Without these pro forma adjustments, 1998 data would include the debt incurred to acquire Falcon Classic, Falcon Video and TCI, but would exclude the respective EBITDA for the periods January 1, 1998 through March 8, 1998 (Falcon Classic), January 1, 1998 though July 16, 1998 (Falcon Classic's Somerset, Kentucky cable television system), January 1, 1998 though September 30, 1998 (Falcon Video and
         TCI) resulting in a total debt to EBITDA historical ratio of 11.01x compared to a pro forma ratio of 7.88x.

(7)      Excluding acquisitions of cable television systems.

(8) For purposes of this computation, earnings are defined as income (loss) before income taxes and fixed charges, as adjusted for earnings and distributions of less than 50% owned companies accounted for under the equity method. Fixed charges are defined as the sum of (i) total interest costs (including an estimated interest component of rental expenses) and (ii) amortization of debt discount and expense.

(9) In March 1998, FHGLP acquired substantially all of the assets of Falcon Classic and, accordingly, the results of these acquired systems have been included from the date of their acquisition. Management fees and reimbursed expenses received in 1998 by the Partnership from Falcon Classic amounted to $191,000 and $115,000, respectively, and are included in the consolidated statement of operations data. The amounts attributable to management fees and reimbursed expenses received by the Partnership from Falcon Classic in 1997 were $1.3 million and $519,000, respectively. On September 30, 1998 the Partnership acquired the assets of Falcon Video and, accordingly, the results of these acquired systems have been included from the date of their acquisition. Management fees received by the Partnership in 1998 and 1997 from Falcon Video amounted to $1.2 million and $1.6 million, respectively, and are included in the consolidated statement of operations data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

              The Cable Television Consumer Protection and Competition Act of 1992 required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the Telecommunications Act of 1996 provides that the regulation of cable programming service tier rates will terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance. See "Legislation and Regulation."

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

RESULTS OF OPERATIONS

              1998 COMPARED TO 1997

              The Partnership's revenues increased from $255.9 million to $307.6 million, or by 20.2%, during 1998 compared to 1997. Of the $51.7 million net increase in revenues, $29.5 million was due to the acquisition in September 1998 of the TCI systems, $8.1 million was due to the acquisition in September 1998 of the Falcon Video systems and $16.1 million was due to the acquisition in March and July 1998 of the Falcon Classic systems. These increases were partially offset by decreases of $1.5 million in management fees and $482,000 in cable service revenues. The $482,000 decrease in cable service revenues was caused principally by decreases of $4 million due to reductions in the number of regulated subscriptions for cable service and $3.9 million due to reductions in the number of premium subscriptions for cable service. These decreases were partially offset by increases of $4.4 million related to increases in regulated service rates implemented primarily during 1997, $2.3 million related to increases in unregulated service rates implemented during 1997 and $718,000 related to increases in other revenues, primarily advertising sales. As of December 31, 1998, the Falcon Systems had approximately 991,000 basic subscribers and 276,000 premium service units.

              Management and consulting fees earned by the Partnership decreased from $5.2 million to $3.7 million during 1998 primarily due to a $336,000 reduction related to the acquisition of the Falcon Video systems by the Partnership and $1.1 million reduction in the amounts received from Falcon Classic. Of the $1.1 million reduction from Falcon Classic, $813,000 was due to the March and July 1998 acquisition of the Falcon Classic systems by the Partnership; the balance was due to the one-time receipt by the Partnership during 1997 of previously deferred fees from Falcon Classic.

              Service costs increased from $75.6 million to $97.8 million, or by 29.3%, during 1998 compared to 1997. Service costs represent costs directly attributable to providing cable services to customers. Of the $22.2 million increase in service costs, $20.1 million related to the acquisitions of the TCI systems, Falcon Video systems and the Falcon Classic systems ($11.9 million, $3 million and $5.2 million, respectively); and $3.3 million related to increases in programming fees paid to program suppliers (including primary satellite fees). These increases were partially offset by decreases in copyright fees of approximately $1.8 million.

              General and administrative expenses increased from $46.4 million to $63.4 million, or by 36.5%, during 1998 compared to the corresponding period in 1997. Of the $17 million increase, approximately $7.7 million resulted from non-recurring compensation expenses related to the TCI Transaction, including approximately $6.5 million representing payments in September 1998 to certain FHGLP employees of amounts due under FHGLP's 1993 Incentive Performance Plan, as required by the Contribution Agreement. General and administrative costs also increased $4.6 million during 1998 related to the acquisition of the TCI systems, $1.1 million related to the acquisition of the Falcon Video systems and $2.4 million related to the acquisition of the Falcon Classic systems. These increases were partially offset by a $1.2 million decrease in bad debt expense.

              Depreciation and amortization expense increased from $118.8 million to $152.5 million, or by 28.4%, during 1998 compared to 1997. Of the $33.7 million increase in depreciation and amortization expense, $17.4 million was due to the acquisition of the TCI systems, $4.8 million was due the acquisition of the Falcon Video systems and $11.7 million was due to the acquisition of the Falcon Classic systems.

              Operating income decreased from $14.9 million of income in 1997 to $6.3 million of loss in 1998, or by 141.9%. The $21.2 million decrease was principally due to the depreciation and amortization expense associated with the acquisition of the TCI systems, the Falcon Video systems and the Falcon Classic systems (which had a combined operating loss of $11 million) and to non-recurring compensation expense and increases in programming fees, as discussed above.

              Interest expense, net, including the effects of interest rate hedging agreements, increased from $79.1 million to $102.6 million, or by 29.6%, during 1998 compared to 1997. The $23.5 million increase in interest expense related primarily to higher average debt balances outstanding (as discussed in Note 6 to the consolidated financial statements). The increase was partially offset by the effect of slightly lower average interest rates (8.7% during 1998 compared to 8.9% during 1997). Due to the Partnership electing to pay interest expense on the 11% senior subordinated notes due 2003 in cash on March 15, 1998, there was no non-cash interest expense associated with the notes for 1998 compared to $20.4 million of non-cash interest expense in 1997. Non-cash interest expense associated with the senior discount debentures issued on April 3, 1998 amounted to $19.3 million during 1998. Interest rate hedging agreements resulted in additional interest expense of $1.2 million during 1998 and $350,000 in 1997.

              Due to the factors described above, the Partnership's net loss increased from $60.8 million to $144.6 million, or by 137.6%, during 1998 compared to 1997.

              EBITDA is calculated as operating income before depreciation and amortization. See footnote 4 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 52.3% during 1997 to 47.6% in 1998. The decrease was primarily caused by the non-recurring compensation costs and increases in programming fees described above and to the acquisition of the TCI systems, the Falcon Video systems and the Falcon Classic systems (which had a combined EBITDA as a percentage of revenues of 42.8%). EBITDA increased from $133.8 million in 1997 to $146.3 million for 1998, or by 9.4%.

              1997 COMPARED TO 1996

              The Partnership's revenues increased from $217.3 million to $255.9 million, or by 17.7%, during 1997 compared to 1996. Of the $38.6 million net increase in revenues, $31 million was due to the acquisition of the FCSC assets in July 1996, as discussed in Note 3 to the consolidated financial statements and $8.7 million was due to increased cable service revenues. These increases were partially offset by a decrease of $1.1 million in management fees. The $8.7 million increase in cable service revenues was caused principally by increases of $14 million due to increases in regulated service rates implemented during 1996 and 1997, $4.5 million related to increases in unregulated service rates implemented during 1996 and in May 1997 and $1.6 million due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel. These increases were partially offset by decreases of $5 million due to reductions in the number of premium subscriptions for cable service, $2.8 million related to decreases in other revenues (primarily installation revenue), $1.9 million related to reductions in the number of regulated subscriptions for cable service and $1.8 million related to the Eastern Georgia cable systems sold on July 1, 1996. As of December 31, 1997, the Falcon Systems had approximately 563,000 basic subscribers and 166,000 premium service units.

              Management and consulting fees earned by the Partnership decreased from $6.3 million during 1996 to $5.2 million during 1997. The decreased fees resulted primarily from the absence in 1997 of management fees earned from FCSC, which was managed by the Partnership prior to July 12, 1996, partially offset by increased fees related to recording in 1997 the balance of previously deferred 1995 management fees from Falcon Classic.

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

              General and administrative expenses increased from $36.9 million to $46.4 million, or by 25.9%, during 1997 compared to 1996. Of the $9.5 million increase, $6 million related to the acquisition of FCSC assets, $2.8 million related to increases in bad debt expense, $1 million related to the absence in 1997 of reimbursed expenses from FCSC, which was managed by the Partnership prior to July 12, 1996 and $677,000 related to a reduction in reimbursement from Falcon International Communications, an affiliated entity of expenses incurred in connection with international investments. These increases were partially offset by a decrease of $849,000 related primarily to reduced insurance premiums as a result of self-insuring the Company's cable distribution plant and subscriber connections during 1997 and a $345,000 decrease in costs associated with reregulation by the FCC.

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

              Interest expense, net, including the effects of interest rate hedging agreements, increased from $71.6 million to $79.1 million, or by 10.5%, during 1997 compared to 1996. The $7.5 million increase in interest expense related primarily to increased debt incurred to consummate the acquisition of the FCSC assets, partially offset by lower average interest rates (8.9% during 1997 compared to 9% during 1996). Payment-in-kind interest expense associated with the 11% notes (under which interest payment requirements are met by delivery of additional notes) amounted to $20.4 million during 1997 compared to $26.6 million in 1996 (the Partnership elected to pay interest expense in cash on March 15, 1998). Interest rate hedging agreements resulted in additional interest expense of $350,000 during 1997 and $1.0 million in 1996.

              Due to the factors described above, the Partnership's net loss increased from $50 million to $60.8 million, or by 21.7%, during 1997 compared to 1996.

              EBITDA is calculated as operating income before depreciation and amortization. See footnote 4 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 55.3% during 1996 to 52.3% in 1997. The decrease was primarily caused by increases in programming costs and bad debt expense in excess of revenue increases as described above, and to the acquisition of assets from FCSC (which had an EBITDA as a percentage of revenues of 49%). EBITDA increased from $120.1 million in 1996 to $133.8 million for 1997, or by 11.4%.

LIQUIDITY AND CAPITAL RESOURCES

              Historically, the Partnership's primary need for capital has been to acquire cable systems and to finance plant extensions, rebuilds and upgrades, and to add addressable set top devices to certain of its cable systems. The Partnership spent $96.4 million during 1998 on capital expenditures, including approximately $58.4 million to rebuild and upgrade certain cable systems. Management's current plan calls for the expenditure of approximately $190 million in capital expenditures in 1999, including $111 million for rebuild and upgrade projects. The Partnership plans to finance capital expenditures with cash flow from operations and borrowings under its bank credit facility, subject to its ability to remain in compliance with certain covenants of the bank credit facility, the indenture for the Partnership's outstanding debentures and the partnership agreement. The Partnership's proposed spending plans are frequently reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt and partnership agreements), franchise requirements, competitive circumstances and other factors.

              The bank credit facility entered into on June 30, 1998 provides for maximum committed available borrowings of $1.15 billion, reducing to $827.5 million at December 31, 2004 (see Note 6 to the consolidated financial statements). As of December 31, 1998, the amount outstanding under the bank credit facility was $926 million and, subject to complying with covenants, the Partnership had available to it additional committed borrowing capacity thereunder (excluding the supplemental credit facility) of approximately $224 million. However, limitations imposed by the Partnership's partnership agreement would limit available borrowings at December 31, 1998 to $23.1 million. The bank credit facility requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder plus any additional borrowings of the Partnership, including the debentures, for a two year period. As of December 31, 1998, borrowings under the bank credit facility bore interest at an average rate of 7.55% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at December 31, 1998 of $1.485 billion, including contracts of $160 million assumed from Falcon Video in connection with the TCI Transaction. Agreements in effect at December 31, 1998 totaled $910 million, with the remaining $575 million to become effective as certain of the existing contracts mature during 1999 through October of 2004. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire at various times through October, 2006. In addition to these agreements, the Partnership has one interest rate swap contract with a notional amount of $25 million under which it pays variable LIBOR rates and receives fixed rate payments.

              The Partnership's earnings are affected by changes in short-term interest rates applied to the portion of its debt that is not protected by hedging agreements. Due to the significance of the Partnership's derivative financial instruments which serve as hedges of the Partnership's variable rate indebtedness, a 1% change in average interest rates would have an immaterial impact on the Partnership's reported interest expense for the year ended December 31, 1998.

              The bank credit facility also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of December 31, 1998. Management believes that borrowings under the bank credit facility together with cash flow from operations, will be adequate to meet the Partnership's liquidity needs for the foreseeable future.

              On April 3, 1998, as discussed in Note 6 to the consolidated financial statements, the Partnership and Falcon Funding Corporation consummated offerings of $375 million aggregate principal amount of 8.375% senior debentures and $435.2 million aggregate principal amount at maturity of 9.285% senior discount debentures due 2010. The net proceeds of approximately $631 million from the sale of the debentures were used primarily to repay outstanding indebtedness under the then existing bank credit agreement. Semiannual interest payments with respect to the senior debentures are approximately $15.7 million in the aggregate. No interest on the senior discount debentures will be payable prior to April 15, 2003, unless the Partnership elects to pay cash interest. After April 15, 2003, semiannual interest payments will be approximately $35.9 million in the aggregate. The Partnership anticipates that cash flow from operations and, if necessary, borrowings under the bank credit facility (or a successor credit facility) will be adequate to meet its interest payment obligations under the debentures.

              In September 1998, as discussed in Note 6 to the consolidated financial statements, the Partnership completed a registered exchange offer for the debentures. In connection with consummation of the TCI Transaction, the Partnership was substituted for FHGLP as an obligor under the debentures and the indenture governing the debentures and thereupon FHGLP was released and discharged from any further obligation with respect to the debentures and the indenture.

              On May 19, 1998, the Partnership repurchased approximately $247.8 million aggregate principal amount of its 11% notes for an aggregate purchase price of $270.3 million pursuant to a fixed spread tender offer for all outstanding notes. The notes tendered represented approximately 88% of the notes outstanding. The repurchase was funded with borrowings under the then existing bank credit agreement.

              The approximate $34.4 million principal amount of the 11% notes not validly tendered and repurchased in the tender offer were redeemed at a premium on September 15, 1998 in accordance with the terms of the indenture governing the notes. The $38.2 million aggregate redemption price was funded with borrowings under the bank credit facility.

              The Partnership is a separate, stand-alone holding company which employs all of the management personnel for the Falcon Systems. All of the Falcon Systems are owned by subsidiaries of the Partnership. Accordingly, to fund its operations and to pay its expenses, including interest expense, the Partnership is financially dependent on the receipt of funds from its subsidiaries, management and consulting fees from domestic cable ventures, and on the reimbursement of specified expenses by the remaining Affiliated Systems. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. The bank credit facility permitted the Partnership's subsidiaries to remit to the Partnership no more than 4.25% of their net cable revenues in 1998. For the year ended December 31, 1998, the Partnership's credit agreements permitted its subsidiaries to remit approximately $12.7 million to the Partnership, and $12.4 million was actually remitted. Beginning on January 1, 1999, this limitation was increased to 4.5% of net cable revenues in any year. Additionally, the Partnership's subsidiaries were permitted to pay approximately $23.4 million of previously deferred management fees in May 1998 that had not been paid due to restrictions in the Partnership's credit facility. As a result of the 1998 acquisition of the Falcon Video and Falcon Classic systems, the Partnership will no longer receive management fees and reimbursed expenses from Falcon Classic or receive management fees from Falcon Video. To the extent that the Enstar limited partnerships are liquidated and not acquired by the Partnership (see Item 1., "Business - The Affiliated Systems"), the Partnership's current revenues and reimbursement of expenses will be reduced. For the year ended December 31, 1998, the amount recorded from the Enstar partnerships for management fees and reimbursement of expenses was $1.9 million and $1.3 million, respectively. Commencing October 1, 1998, subsidiaries of FHGLP will retain 20% of the management fees paid by the Enstar partnerships. Receivables from the Affiliated Systems for services and reimbursements described above amounted to approximately $2.3 million at December 31, 1998.

              The Partnership has historically pursued a strategy of seeking to acquire attractive acquisition candidates, with an emphasis on the acquisition of systems which can be integrated with its existing operations. Over the past two years, the Partnership has emphasized the acquisition of its affiliated systems due to its familiarity with these assets and because, in many cases, these assets were already operationally integrated with Falcon Systems located nearby. The Partnership cannot predict whether it will have access to adequate capital in the future to make further acquisitions of cable systems. The Partnership frequently considers opportunities to sell assets that it views as non-strategic.

              Beginning in August 1997, the Partnership elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available. In October 1998, the Partnership reinstated third party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible and is intended to limit the Partnership's exposure to catastrophic losses, if any, in future periods. Management believes that the relatively small size of the Partnership's markets in any one geographic area, coupled with their geographic separation, will mitigate the risk that the Partnership could sustain losses due to seasonal weather conditions or other events that, in the aggregate, could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

YEAR 2000

              During the fourth quarter of 1998, the Partnership's management continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

              Based on a study conducted in 1997, the Partnership's management concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. Replacement costs are capitalized in accordance with generally accepted accounting principles and amortized over the lives of the assets. Maintenance costs are expensed as incurred. The Partnership's management installed a number of the new systems in January 1999. The remaining systems are expected to be to be installed by mid-1999. The Partnership is utilizing internal and external resources to install the new systems. The total anticipated cost, including replacement software and hardware, is expected to be approximately $2 million and is being funded through operating cash flow. As of December 31, 1998, the Partnership had spent approximately $1.6 million. The Partnership does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify or address Year 2000 issues.

              Additionally, the Partnership has continued to inventory its operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan is being developed to remediate or replace non-compliant equipment prior to January 1, 2000. The Partnership expects to complete its planning process by the end of May 1999. Upgrade or replacement, testing and implementation will be performed thereafter. The cost of such replacement or remediation is currently estimated to be $3.5 million, none of which had been incurred as of December 31, 1998. The Partnership plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

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

              The Partnership's most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Partnership's ability to bill and/or collect payment from its customers, which could negatively impact its liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Partnership. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Partnership. The Partnership is unable to estimate the possible effect on its results of operations, liquidity and financial condition should the Partnership or its significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Partnership will be unable to provide the signal to its cable subscribers, which could result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services for the period during which it could not provide the original signal. Due to the number of individually owned and operated channels the Partnership carries for its subscribers, and the packaging of those channels, the Partnership is unable to estimate any reasonable dollar impact of such interruption.

CASH FLOWS

              The following table sets forth, on a historical basis, for the periods indicated, certain items from the Consolidated Statements of Cash Flows of the Partnership:

                                                                                 Year Ended December 31,
                                                                  ------------------------------------------------------
                                                                       1996               1997               1998
                                                                  ----------------   ----------------   ----------------
                                                                                 (Dollars in Thousands)
Net cash provided by operating activities:
   Net loss                                                        $    (49,985)      $      (60,838)    $    (144,483)
   Non-cash interest expense                                             26,580               20,444                  -
   Amortization of debt discount                                              -                    -             19,342
   Depreciation and amortization                                        100,415              118,856            152,585
   Write-off of deferred loan costs                                           -                    -             10,961
   Gain on sale of securities                                            (2,264)                   -                  -
   Other                                                                 15,885                1,075             33,206
                                                                  ----------------   ----------------   ----------------
                                                                   $     90,631       $       79,537     $       71,611
                                                                  ----------------   ----------------   ----------------
                                                                  ----------------   ----------------   ----------------
Net cash used in investing activities:
   Capital expenditures                                            $    (57,668)      $     (76,323)     $      (96,367)
   Sale of available-for-sale securities                                  9,502                    -                  -
   Acquisitions of cable television systems, net of cash               (247,397)                   -            (83,391)
   Proceeds from sale of cable systems                                   15,000                    -                  -
   Other                                                                 (3,684)                  36             (8,570)
                                                                  ----------------   ----------------   ----------------
                                                                   $   (284,247)      $      (76,287)    $     (188,328)
                                                                  ----------------   ----------------   ----------------
                                                                  ----------------   ----------------   ----------------
Net cash provided by (used in) financing activities:
   Net borrowings, (repayments)                                    $    191,022       $       (3,222)    $      143,855
   Capital contributions                                                  5,000                   93                  -
   Deferred loan costs                                                   (3,823)                 (29)           (25,684)
   Other                                                                      -                  192             (1,087)
                                                                  ----------------   ----------------   ----------------
                                                                   $    192,199       $       (2,966)    $      117,084
                                                                  ----------------   ----------------   ----------------
                                                                  ----------------   ----------------   ----------------

              1998 COMPARED TO 1997

              Cash provided by operating activities (including interest expense and management fee income) decreased from $79.5 million to $71.6 million, or by 10%, for the year ended December 31, 1998 compared to the corresponding period in 1997. The $7.9 million decrease resulted primarily from a net decrease of $6.8 million in other operating items (changes in receivables, cable materials and supplies, payables, accrued expenses and subscriber deposits and prepayments) and to a $1.1 million reduction in non-cash interest expense.

              Cash used in investing activities increased from $76.3 million to $188.3 million, or by 146.9%, for the year ended December 31, 1998 compared to the corresponding period in 1997. The increase was primarily due to the acquisition of the Falcon Classic systems for $83.4 million, to an increase in capital expenditures of $20 million, to an increase in intangible assets of $5.4 million and to $3.7 million in assets retained by the managing general partner.

              Cash from financing activities changed from a $3 million use of cash for the year ended December 31, 1997 to $117.1 million of cash provided in 1998. The change was due primarily to additional borrowings in 1998, the acquisition of the Falcon Classic systems, the discharge of Falcon Video indebtedness and to the increase in capital expenditures. (See Note 6 to the consolidated financial statements.)

              1997 COMPARED TO 1996

              Cash provided by operating activities (including interest expense and management fee income) decreased from $90.6 million to $79.5 million, or by 12.3%, for the year ended December 31, 1997 compared to the corresponding period in 1996. The $11.1 million decrease resulted primarily from a net decrease of $5 million in other operating items (changes in receivables, cable materials and supplies, payables, accrued expenses and subscriber deposits and prepayments) and a $6.1 million decrease in payment-in-kind interest expense related to the 11% notes.

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

NEW ACCOUNTING PRONOUNCEMENTS

              In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Partnership on January 1, 1999, requires costs of start-up activities to be expensed as incurred. Previously capitalized start-up costs are to be written off as a cumulative effect of a change in accounting principle. The Partnership believes that adoption of this standard will not have a material impact on the Partnership's financial position or results of operations.

              In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. Comprehensive income is defined in this statement as net income plus other comprehensive income, which, under existing accounting standards includes unrealized gains and losses on certain investments in debt and equity securities. The statement became effective for the Partnership as of January 1, 1998. The Partnership does not currently have items of comprehensive income.

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Partnership expects to adopt the new statement on January 1, 2000. SFAS No. 133 will require the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Partnership does not currently expect the adoption of SFAS No. 133 to have a material impact on the Partnership's financial position or results of operations.

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

ITEM 7(A).    QUALITATIVE AND QUANTITATIVE MARKET RISK

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              FCLP's partnership agreement provides for an Advisory Committee consisting of six individual representatives of the partners, three of whom are to be appointed by FHGLP, two of whom are to be appointed by TCI and one of whom is to be appointed by joint designation of FHGLP and TCI. FHGLP has appointed Marc B. Nathanson (Chairman), Frank J. Intiso and Stanley S. Itskowitch as its initial representatives; TCI has appointed Leo J. Hindery, Jr. and William R. Fitzgerald as its initial representatives; and FHGLP and TCI have designated John S. Evans as their initial joint representative.

              FHGLP is the managing partner of the Partnership. FHGI is the general partner of FHGLP. The directors and executive officers of FHGI are as follows:


Name                               Age                   Position
--------------------------------   --------------------  -------------------------------------------------------------------
Marc B. Nathanson                  53                    Chairman of the Board, Chief Executive Officer and Director of
                                                         FHGI
Frank J. Intiso                    52                    President and Chief Operating Officer
Stanley S. Itskowitch              60                    Executive Vice President, General Counsel and Director of FHGI
Michael K. Menerey                 47                    Executive Vice President, Chief Financial Officer and Secretary
Joe A. Johnson                     54                    Executive Vice President - Operations
Thomas J. Hatchell                 49                    Executive Vice President - Operations


DIRECTORS AND EXECUTIVE OFFICERS OF FALCON FUNDING CORPORATION

                  The following persons are the sole directors and officers of Falcon Funding Corporation:


Name                               Age                   Position
--------------------------------   --------------------  -------------------------------------------------
Marc B. Nathanson                  53                    Chief Executive Officer and Director
Frank J. Intiso                    52                    President and Director
Stanley S. Itskowitch              60                    General Counsel and Director
Michael K. Menerey                 47                    Chief Financial Officer, Secretary and Director



              The following sets forth certain biographical information with respect to the directors and executive officers of FHGI who are also members of Falcon management.

MARC B. NATHANSON, 53, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, then the largest cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a director of the National Cable Television Association and will Chair its 1999 National Convention. At the 1986 National Cable Television Association convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 30-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society and the Southern California Cable Television Association. Mr. Nathanson has served as Chairman of the Board, Chief Executive Officer and President of Enstar Communications

Corporation since October 1988. Mr. Nathanson is an Advisory Board member of TVA, (Brazil) and also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC. Mr. Nathanson was appointed by President Clinton on November 1, 1998 as Chair of the Board of Governors for the International Bureau of Broadcasting, which oversees Voice of America, Radio/TV Marti, Radio Free Asia, Radio Free Europe and Radio Liberty. Mr. Nathanson is a trustee of the Annenburg School of Communications at the University of Southern California and a member of the Board of Visitors of the Anderson School of Management at UCLA. In addition, he serves on the Board of the UCLA Foundation and the UCLA Center for Communications Policy and is on the Board of Governors of AIDS Project Los Angeles and Cable Positive.

FRANK J. INTISO, 52, was appointed President and Chief Operating Officer of FHGI in September 1995. Between 1982 and September 1995, Mr. Intiso held the positions of Executive Vice President and Chief Operating Officer, with responsibility for the day-to-day operations of all cable television systems under the management of Falcon. Mr. Intiso has also served as Executive Vice President and as a Director of Enstar Communications Corporation since October 1988. Mr. Intiso has a Masters Degree in Business Administration from UCLA and is a Certified Public Accountant. He currently serves as Immediate Past Chair of the California Cable Television Association and is on the boards of the Cable Advertising Bureau, Cable in the Classroom and the California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 60, has been a Director of FHGI and its predecessors since 1975. He served as Senior Vice President and General Counsel of FHGI from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche LLP). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch has also served as Senior Vice President or Executive Vice President and as a director of Enstar Communications Corporation since October 1988. Mr. Itskowitch is also Executive Vice President and General Counsel of Falcon International Communications, LLC.

MICHAEL K. MENEREY, 47, has been Executive Vice President, Chief Financial Officer and Secretary of FHGI since February 1998 and was Chief Financial Officer and Secretary of its predecessors between 1984 and 1998. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and he was formerly associated with BDO Seidman. Mr. Menerey has also served as Chief Financial Officer, Secretary and as a director of Enstar Communications Corporation since October 1988.

JOE A. JOHNSON, 54, has been Executive Vice President of Operations of FHGI since September 1995, and was a Divisional Vice President of Falcon between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter. Mr. Johnson is also a member of the Cable Pioneers.

THOMAS J. HATCHELL, 49, has been Executive Vice President of Operations of FHGI since February 1998. From October 1995 to February 1998, he was Senior Vice President of Operations of Falcon International Communications, L.P. and its predecessor company and was a Senior Vice President of FHGI from January 1992 to September 1995. Mr. Hatchell was a Divisional Vice President of FHGI between 1989 and 1992. From 1981 to 1989, he served as Vice President and Regional Manager for Falcon's San Luis Obispo, California region. He was Vice President of Construction of an affiliate of Falcon from June 1980 to June 1981. In addition, he served as a General Manager of the cable system in Tulare County, California from 1977 to 1980. Prior to that time, Mr. Hatchell served as a cable executive with the Continental Telephone Company.

OTHER OFFICERS OF FALCON

              The following sets forth certain biographical information with respect to certain additional members of FHGI management.

LYNNE A. BUENING, 45, has been Vice President of Programming of FHGI since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast and newspaper industries.

OVANDO COWLES, 45, has been Vice President of Advertising Sales and Production of FHGI since January 1992. From 1988 to 1991, he served as Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. From 1985 to 1988, he was an Advertising Sales Account Executive at Choice TV, an affiliate of FHGI.

ABEL C. CRESPO, 39, has been Vice President, Corporate Controller of FHGI since March 1999. He previously had served as Controller since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

HOWARD J. GAN, 52, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988. Prior to joining FHGI, he was General Counsel at Malarkey-Taylor Associates, a Washington, D.C.-based telecommunications consulting firm, from 1986 to 1988, and was Vice President and General Counsel at CTIC Associates from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1973 to 1978.

R.W. ("SKIP") HARRIS, 51, has been Vice President of Marketing of FHGI since June 1991. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

MARTIN B. SCHWARTZ, 39, has been Vice President of Corporate Development of FHGI since March 1999. Mr. Schwartz joined Falcon in November 1989 and has held various finance, planning and corporate development positions during that time, most recently that of Director of Corporate Development. Mr. Schwartz has a Masters Degree in Business Administration from UCLA.

JOAN SCULLY, 63, has been Vice President of Human Resources of FHGI and its predecessors since May 1988. From 1987 to May 1988, she was self-employed as a management consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles-based cable company from 1985 through 1987. Prior to that time, she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

RAYMOND J. TYNDALL, 51, has been Vice President of Engineering of FHGI since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering engineer in lightwave, microwave, satellite and broadband and is a member of the Cable Pioneers.

              In addition, FHGI has six Divisional Vice Presidents who are based in the field. They are G. William Booher, Daniel H. DeLaney, Ron L. Hall, Ronald
S. Hren, Michael E. Kemph and Michael D. Singpiel.

              The following sets forth certain biographical information with respect to the members of the Advisory Committee of the Partnership who are not members of Falcon management.

LEO J. HINDERY, JR., 51, was named President and Chief Executive Officer of AT&T Broadband and Internet Services in March 1999. Mr. Hindery had previously served as President of Tele-Communications, Inc. (TCI) since March 1, 1997. He had also served as a Chairman and President of TCI Communications, Inc. Prior to joining TCI, Mr. Hindery was the Managing General Partner and Chief Executive Officer of InterMedia Partners and its related entities since 1988. He is a Director of TCI and of @Home Network, Cablevision, Inc., Knowledge Enterprises, Inc., Lenfest Group, TCI Music, Inc. and USA Networks, Inc.; Chairman of the Executive Committee of the National Cable Television Association and the Executive Committee of C-SPAN; Vice Chairman of the Executive Committee of Cable in the Classroom; and an Honorary Chair of Cable Positive.

WILLIAM R. FITZGERALD, 41, is Executive Vice President and Chief Operating Officer of TCI Communications, Inc. Previously, Mr. Fitzgerald was Executive Vice President of Corporate Development and Partnership Relations for TCI Communications, Inc. Prior to joining TCI Communications, Inc. in March 1996 as Senior Vice President of Corporate Development, he was a Senior Vice President and Partner with Daniels & Associates, a leading brokerage and investment banking firm to the communications industry. Before joining Daniels & Associates, Mr. Fitzgerald was Vice President at The First National Bank of Chicago.

JOHN D. EVANS, 54, is Chairman and Chief Executive Officer of Evans Telecommunications Company, an investment, consulting and operating company in the cable television and telecommunications industry. From 1983 to 1994 he was President and Chief Operating Officer of Hauser Communications and was co-founder of C-SPAN. He serves as a director of C-SPAN, the National Cable Television Association, the Virginia Cable Television Association, the Eisenhower World Affairs Institute and Sierraware Inc. He currently is a Trustee of the C-SPAN Educational Foundation and serves on the advisory committee of the Institute of Human Virology, University of Maryland at Baltimore and the Visiting Committee of the College of LSA at the University of Michigan, Ann Arbor. He has been a U.S. Delegate to the Asia-Pacific Conference of Science and Technology Leaders in Beijing and UNESCO's conference on Science and Technology in Trinidad. He also serves as Chairman and CEO of the John D. Evans Foundation, a private foundation that provides grants for medical research, educational and environmental initiatives.

ITEM 11.      EXECUTIVE COMPENSATION

              The following table summarizes the compensation paid or accrued by the Partnership to the Chief Executive Officer of FHGI and to each of the four other most highly compensated executive officers of FHGI for services rendered during the three years ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                Annual Compensation                All Other
                                                         ----------------------------------
            Name and Principal Position                      Salary             Bonus             Compensation
            ---------------------------                  ---------------    ---------------    -------------------
Marc B. Nathanson, Chairman and Chief Executive
   Officer
         1998                                          $      844,106      $     548,170        $ 1,975,628(2)
         1997                                                 615,424(1)         122,460(1)           2,400(3)
         1996                                                 291,020(1)          56,998(1)           2,610(3)
Frank J. Intiso, President and Chief Operating
   Officer
         1998                                                 628,582            344,404            526,868(2)
         1997                                                 588,432            111,072              2,400(3)
         1996                                                 587,923            106,800              2,610(3)
Stanley S. Itskowitch, Executive Vice President and
   General Counsel
         1998                                                 378,260(1)         148,757(1)         463,339(2)
         1997                                                 309,976(1)          52,530(1)           2,047(3)
         1996                                                 191,962(1)          32,845(1)           2,140(3)
Michael K. Menerey, Executive Vice President, Chief
   Financial Officer and Secretary
         1998                                                 265,761            149,275            539,407(2)
         1997                                                 255,548(1)          47,754(1)           1,721(3)
         1996                                                 247,023(1)          45,806(1)           1,725(3)
Joe A. Johnson, Executive Vice President -
   Operations
         1998                                                 227,184            172,848            203,428(2)
         1997                                                 219,744             41,600              1,373(3)
         1996                                                 218,711             40,000              1,500(3)

(1) Net of reimbursement for salary and bonus FHGLP and FCLP received from Falcon International Communications, LLC related to the time of Mr. Nathanson ($204,000 and $41,000 and $500,000 and $100,002 in 1997 and
         1996, respectively), Mr. Itskowitch ($16,000 and $4,000, $71,000 and $18,000 and $175,000 and $35,000 in 1998, 1997 and in 1996,
         respectively) and Mr. Menerey ($431 and $86 and $968 and $194 in 1997 and 1996, respectively), spent on international activities.

(2) The amounts reported as "All Other Compensation" for 1998 consist of term life insurance premiums paid by the Partnership and certain payments made under the 1993 Incentive Performance Plan in connection with the closing of the TCI Transaction. The premium paid for, and incentive plan payout received by, each named officer was as follows:

                                            Term Life           Incentive
                                             Premium           Plan Payout
                                          -------------     ----------------
                      Nathanson           $      2,400         $   1,973,228
                      Intiso                     2,400               524,468
                      Itskowitch                 2,071               461,268
                      Menerey                    1,773               537,634
                      Johnson                    1,541               201,887

(3) These amounts relate to term life insurance premiums paid by the Partnership.

PROFIT SHARING PLAN

              The Partnership maintains a cash or deferred profit sharing plan referred to as the Smart 401K Plan, which covers substantially all of its employees. This plan allows participants to elect to make a contribution in an amount up to 20% of their annual compensation, which otherwise would have been payable to the participant as salary. Additionally, subject to certain limitations, the Partnership can contribute to the plan on a discretionary basis, as determined by management, an amount that does not exceed 15% of the annual aggregate compensation, as defined, paid to participating employees. In general, participants in the plan vest in any Partnership contributions according to the following schedule:

               Years of Service                   Percentage Vested
                                                  -----------------
               Less than 3 years                        0%
               3                                        20
               4                                        40
               5                                        60
               6                                        80
               7                                       100

              All of the executive officers named in the Summary Compensation Table are participants in the Smart 401K Plan and, as of December 31, 1998 were 100% vested.

              There were no contributions charged against operations for the plan in 1996, 1997 or 1998, but the Partnership intends to make contributions to the plan in 1999.

1993 INCENTIVE PERFORMANCE PLAN

              On September 30, 1998, the Partnership assumed the obligations of FHGLP for its Amended and Restated 1993 Incentive Performance Plan. The value of the interests in the incentive plan is tied to the equity value of certain Partnership units in FHGLP held by FHGI. In connection with the assumption by the Partnership, FHGLP agreed to fund any benefits payable under the incentive plan through additional capital contributions to the Partnership, the waiver of its rights to receive all or part of certain distributions from the Partnership and/or a contribution of a portion of its Partnership units to the Partnership. The benefits which are payable under the incentive plan are equal to the amount of distributions which FHGI would have otherwise received with respect to 1,932.67 of the units of FHGLP held by FHGI and a portion of FHGI's interest in certain of the partnerships that are the general partners of the Partnership's operating subsidiaries. Benefits are payable under the incentive plan only when distributions would otherwise be paid to FHGI with respect to the above-described units and interests. The incentive plan is scheduled to terminate on January 5, 2003, at which time the Partnership is required to distribute the units described above to the participants in the incentive plan. At such time, FHGLP is required to cause the units to be contributed to the Partnership to fund such distributions. The participants in the incentive plan are present and former employees of the Partnership, FHGLP and its operating affiliates, all of whom are 100% vested. Prior to the closing of the TCI Transaction, FHGLP amended the incentive plan to provide for payments by FHGLP at the closing of the TCI Transaction to participants in an aggregate amount of approximately $6.5 million and to reduce by such amount FHGLP's obligations to make future payments to participants under the incentive plan.

NEW FCLP INCENTIVE PLAN

              In 1999 the Partnership adopted a Restricted Unit Plan for the benefit of certain employees. Grants of restricted units are provided at the discretion of the Advisory Committee. The value of the units in the new restricted unit plan is tied to the equity value of the Partnership above a base equity as determined initially in 1999 by the partners, and for grants in subsequent years by an appraisal. Benefits are payable under the new restricted unit plan only when distributions would otherwise be payable to equity holders of the Partnership. An initial grant of 100,000 units representing 2.75% of the equity of the Partnership in excess of the equity base was approved and will be allocated to the participants in this plan. There is a five-year vesting requirement for all participants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

              During the fiscal year ended December 31, 1998, Marc B. Nathanson, Chairman of the Board and Chief Executive Officer, Frank J. Intiso, President and Chief Operating Officer, Stanley S. Itskowitch, Executive Vice President and General Counsel, and Michael K. Menerey, Executive Vice President, Chief Financial Officer and Secretary, participated in deliberations with the Board of Representatives of the Partnership with respect to executive officer compensation.

              The Partnership leases certain office space for its corporate financial center (located in Pasadena, California) from a partnership owned by Marc B. Nathanson and his wife. The Pasadena lease commenced on October 1, 1990 and was for a term of five years. The Partnership has negotiated a new lease expiring September 30, 2005. The base rent is currently approximately $35,000 per month and will increase to approximately $38,000 per month in 1999 due to additional space required in connection with the TCI Transaction. The Partnership believes that the terms of the Pasadena lease are consistent with leases between unaffiliated parties involving similarly situated properties. The Partnership also assumed a lease for office space in a building owned by Marc B. Nathanson and his wife in connection with the acquisition of the assets of Falcon Cable Systems Company. The rent on this property was less than $60,000 per year. This property was purchased by the Partnership in February 1999 for $282,500, a purchase price determined by two independent appraisals.

              In addition, the Partnership provides certain accounting, bookkeeping and clerical services to Marc B. Nathanson. Mr. Nathanson pays for a portion of the costs relating to these services, and the Partnership pays the balance. The net amount paid by the Partnership in 1998 was approximately $212,000. See Note 10 to the consolidated financial statements.

COMPENSATION OF DIRECTORS

              The directors of FHGI and Falcon Funding Corporation receive no compensation for their services as directors. The members of the Advisory Committee of the Partnership receive no compensation for their service on the board other than reimbursement of expenses, except that the Partnership has agreed to make a $10,000 annual contribution to the John D. Evans Foundation.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table set forth, as of December 31, 1998, the beneficial ownership of partnership interests of the Partnership by each person who is known to the Partnership to own beneficially more than 5% of such Partnership interests.

                            Name and Address of                       Percent of
                             Beneficial Owners                        Ownership
                    ------------------------------------            -------------
                    FHGLP                                                54%
                    10900 Wilshire Boulevard, 15th Floor
                    Los Angeles, CA  90024

                    TCI Falcon Holdings, LLC                             46%
                    5619 DTC Parkway
                    Englewood, CO  80111

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The Partnership manages the Enstar systems. The Partnership receives management fees and reimbursement of certain expenses from the general partner of the Enstar partnerships.

              The partnership agreement provides that (a) FHGLP, as the managing general partner of the Partnership, (b) individuals acting on FHGLP's behalf,
(c) the members of the Partnership's advisory committee, and (d) either partner of the Partnership which has designated a member of the Partnership's advisory committee (but only to the extent of any damage resulting from the actions of such member), will be indemnified by the Partnership for acts performed (or failures to act) within the scope of such indemnified party's authority under the Partnership Agreement if such party (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership, (ii) did not intend any inaction to be harmful or opposed the best interests of the Partnership, and (iii) did not commit the act (or fail to act) in a manner which constituted fraud, gross negligence, breach of fiduciary duty, or willful misconduct. Therefore, the partner not being indemnified for such an act or failure to act will have a more limited right of action than it would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as its management shall determine, insurance on behalf of FHGLP and such other person(s) as FHGLP shall determine, against any liability that may be asserted against or expense that may be incurred by FHGLP and/or such person(s) and against which the Partnership would be entitled or required to indemnify such person(s) for certain wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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


(b)           Reports on Form 8-K

              Falcon Communications, L.P. and Falcon Funding Corporation filed a Form 8-K on October 9, 1998 in which they announced under Item 2 that Falcon Holding Group, L.P. and TCI Falcon Holdings, LLC had contributed cable television systems to Falcon Communications, L.P. on September 30, 1998, pursuant to a Contribution and Purchase Agreement dated as of December 30, 1997, as amended.

              On December 11, 1998, Falcon Communications, L.P. and Falcon Funding Corporation filed a Form 8-K/A reporting, under Item 7., interim financial statements and pro forma statements of operations for the cable television systems contributed to Falcon Communications, L.P. by TCI Falcon Holdings, LLC.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 1999.

                                   FALCON COMMUNICATIONS, L.P.
                                   By: Falcon Holding Group, L.P.
                                   as general partner,
                                   By: Falcon Holding Group, Inc.,
                                       its general partner


                                   By   /s/ Michael K. Menerey
                                        -----------------------------
                                        Michael K. Menerey
                                        Chief Financial Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 1999.


         Signature                 Title
         ---------                 -----
                                   Director of Falcon Holding Group, Inc.
                                   and Chief Executive Officer of the Registrant
/s/  Marc B. Nathanson             (Principal Executive Officer)
--------------------------
     Marc B. Nathanson


                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Secretary of the Registrant
/s/  Michael K. Menerey            (Principal Financial and Accounting Officer)
--------------------------
     Michael K. Menerey


                                   Director of Falcon Holding Group, Inc.
                                   and Executive Vice President and General
/s/  Stanley S. Itskowitch         Counsel of the Registrant
--------------------------
     Stanley S. Itskowitch

                                      48

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 1999.

                                   FALCON FUNDING CORPORATION

                                   By   /s/ Michael K. Menerey
                                       ---------------------------------
                                        Michael K. Menerey
                                        Chief Financial Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 1999.


         Signature                 Title
         ---------                 -----

                                   Director and Chief Executive Officer of
                                   the Registrant (Principal Executive
/s/  Marc B. Nathanson             Officer)
----------------------------
     Marc B. Nathanson


                                   Director and President and Chief
/s/  Frank J. Intiso               Operating Officer
----------------------------
     Frank J. Intiso


                                   Director and Executive Vice President and
/s/  Stanley S. Itskowitch         General Counsel
----------------------------
     Stanley S. Itskowitch


                                   Director and Chief Financial Officer and
                                   Secretary of the Registrant (Principal
/s/  Michael K. Menerey            Financial and Accounting Officer)
----------------------------
     Michael K. Menerey

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


FALCON COMMUNICATIONS, L.P.                                                PAGE
                                                                           -----
Report of Ernst & Young LLP, Independent Auditors                          F-2

Consolidated Balance Sheets at December 31, 1997 and 1998                  F-3

Consolidated Statements of Operations for each of the three
       years in the period ended December 31, 1998                         F-4

Consolidated Statements of Partners' Deficit for each of the three
       years in the period ended December 31, 1998                         F-5

Consolidated Statements of Cash Flows for each of the three
       years in the period ended December 31, 1998                         F-6

Notes to Consolidated Financial Statements                                 F-7

FALCON FUNDING CORPORATION

Report of Ernst & Young LLP, Independent Auditors                          F-31

Balance Sheets at March 27, 1998 and December 31, 1998                     F-32

Statement of Cash Flows                                                    F-33

Note to Financial Statements                                               F-34

Schedule II - Valuation and Qualifying Accounts                            F-35


All other schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Partners
Falcon Communications, L.P.

We have audited the accompanying consolidated balance sheets of Falcon Communications, L.P. (successor to Falcon Holding Group, L.P.) as of December 31, 1997 and 1998, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Falcon Communications, L.P. (successor to Falcon Holding Group, L.P.) at December 31, 1997 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                            /s/  ERNST & YOUNG LLP


Los Angeles, California
March 5, 1999

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                           CONSOLIDATED BALANCE SHEETS

               -----------------------------------------------------

                                                                                                   December 31,
                                                                                        ------------------------------------
                                                                                             1997                1998
                                                                                        ----------------    ----------------

                                                                                              (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                          $          13,917     $        14,284
   Receivables:
    Trade, less allowance of $825,000 and $670,000 for
       possible losses                                                                           13,174              15,760
    Affiliates                                                                                   11,254               2,322
   Other assets                                                                                  16,352              16,779
   Property, plant and equipment, less accumulated
    depreciation and amortization                                                               324,559             505,894
   Franchise cost, less accumulated amortization of
    $203,700,000 and $226,526,000                                                               222,281             397,727
   Goodwill, less accumulated amortization of
    $18,531,000 and $25,646,000                                                                  66,879             135,308
   Customer lists and other intangible costs, less accumulated
    amortization of $25,517,000 and $59,422,000                                                  59,808             333,017
   Deferred loan costs, less accumulated amortization of
    $7,144,000 and $2,014,000                                                                    12,134              24,331
                                                                                        ----------------     --------------

                                                                                      $         740,358     $     1,445,422
                                                                                        ----------------     --------------
                                                                                        ----------------     --------------
                                             LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
   Notes payable                                                                      $         911,221     $     1,611,353
   Accounts payable                                                                               9,169              10,341
   Accrued expenses                                                                              52,789              83,077
   Customer deposits and prepayments                                                              1,452               2,257
   Deferred income taxes                                                                          7,553               8,664
   Minority interest                                                                                354                 403
   Equity in losses of affiliated partnerships in excess
   of investment                                                                                  3,202                   -
                                                                                        ----------------     --------------
TOTAL LIABILITIES                                                                               985,740           1,716,095
                                                                                        ----------------     --------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PARTNERS' EQUITY                                                                     171,373             133,023
                                                                                        ----------------     --------------
PARTNERS' DEFICIT:
   General partners                                                                             (13,200)           (408,369)
   Limited partners                                                                            (403,555)              4,673
                                                                                        ----------------     --------------
TOTAL PARTNERS' DEFICIT                                                                        (416,755)           (403,696)
                                                                                        ----------------     --------------

                                                                                      $         740,358     $     1,445,422
                                                                                        ----------------     --------------
                                                                                        ----------------     --------------

          See accompanying notes to consolidated financial statements.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               -----------------------------------------------------

                                                                               Year Ended December 31,
                                                               ---------------------------------------------------------
                                                                     1996                1997                1998
                                                               -----------------   -----------------   -----------------

                                                                                (Dollars in Thousands)
REVENUES                                                     $         217,320    $        255,886      $       307,558
                                                               -----------------   -----------------    ----------------

EXPENSES:
   Service costs                                                        60,302              75,643               97,832
   General and administrative expenses                                  36,878              46,437               63,401
   Depreciation and amortization                                       100,415             118,856              152,585
                                                               -----------------   -----------------    ----------------

      Total expenses                                                   197,595             240,936              313,818
                                                               -----------------   -----------------    ----------------

      Operating income (loss)                                           19,725              14,950               (6,260)
                                                               -----------------   -----------------    ----------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                               (71,602)            (79,137)            (102,591)
   Equity in net income (loss) of investee partnerships                    (44)                443                 (176)
   Other income (expense), net                                             814                 885               (2,917)
   Income tax benefit (expense)                                          1,122               2,021               (1,897)
                                                               -----------------   -----------------    ----------------

Net loss before extraordinary item                                     (49,985)            (60,838)            (113,841)

Extraordinary item, retirement of debt                                       -                   -              (30,642)
                                                               -----------------   -----------------    ----------------

NET LOSS                                                     $         (49,985)  $         (60,838)     $      (144,483)
                                                               -----------------   -----------------    ----------------
                                                               -----------------   -----------------    ----------------


          See accompanying notes to consolidated financial statements.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

               -----------------------------------------------------

                                                                                                  Unrealized
                                                                                                   Gain on
                                                                                                  Available-
                                                              General            Limited           for-Sale
                                                              Partners           Partners         Securities          Total
                                                           ---------------    ---------------   ---------------   ---------------

                                                                                  (Dollars in Thousands)
PARTNERS' DEFICIT,
   January 1, 1996                                       $       (12,091)   $      (399,423)  $          (167)  $      (411,681)
      Sale of marketable securities                                    -                  -               167               167
      Capital contribution                                             -              5,000                 -             5,000
      Net loss for year                                             (500)           (49,485)                -           (49,985)
                                                           ---------------    ---------------   ---------------   ---------------

PARTNERS' DEFICIT,
   December 31, 1996                                             (12,591)          (443,908)                -          (456,499)
      Reclassification from redeemable
       partners' equity                                                -            100,529                 -           100,529
      Capital contribution                                             -                 53                 -                53
      Net loss for year                                             (609)           (60,229)                -           (60,838)
                                                           ---------------    ---------------   ---------------   ---------------

PARTNERS' DEFICIT,
   December 31, 1997                                             (13,200)          (403,555)                -          (416,755)
      Reclassification of partners' deficit                     (408,603)           408,603                 -                 -
      Redemption of partners' interests                         (155,908)                 -                 -          (155,908)
      Net assets retained by the managing
       general partner                                            (5,392)                 -                 -            (5,392)
      Reclassification from redeemable
       partners' equity                                           38,350                  -                 -            38,350
      Acquisition of Falcon Video and TCI net assets             280,409                  -                 -           280,409
      Capital contributions                                           83                  -                 -                83
      Net loss for year                                         (144,108)              (375)                -          (144,483)
                                                           ---------------    ---------------   ---------------   ---------------

PARTNERS' DEFICIT,
   December 31, 1998                                     $      (408,369)   $         4,673   $             -   $      (403,696)
                                                           ---------------    ---------------   ---------------   ---------------
                                                           ---------------    ---------------   ---------------   ---------------


          See accompanying notes to consolidated financial statements.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               -----------------------------------------------------

                                                                                         Year Ended December 31,
                                                                           -----------------------------------------------------
                                                                                1996               1997               1998
                                                                           ----------------   ---------------    ---------------
                                                                                            (Dollars in Thousands)
Cash flows from operating activities:
   Net loss                                                              $       (49,985)   $       (60,838)   $      (144,483)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Payment-in-kind interest expense                                             26,580             20,444                  -
     Amortization of debt discount                                                     -                  -             19,342
     Depreciation and amortization                                               100,415            118,856            152,585
     Amortization of deferred loan costs                                           2,473              2,192              2,526
     Write-off deferred loan costs                                                     -                  -             10,961
     Gain on sale of securities                                                   (2,264)                 -                  -
     Gain on casualty losses                                                           -             (3,476)              (314)
     Equity in net (income) loss of investee partnerships                             44               (443)               176
     Provision for losses on receivables, net of recoveries                        2,417              5,714              4,775
     Deferred income taxes                                                        (2,684)            (2,748)             1,111
     Other                                                                           764              1,319                278
   Increase (decrease) from changes in:
     Receivables                                                                  (2,420)            (9,703)            (1,524)
     Other assets                                                                   (274)            (4,021)               906
     Accounts payable                                                              4,750             (1,357)               337
     Accrued expenses                                                             10,246             13,773             24,302
     Customer deposits and prepayments                                               569               (175)               633
                                                                           ----------------   ---------------    ---------------
     Net cash provided by operating activities                                    90,631             79,537             71,611
                                                                           ----------------   ---------------    ---------------
Cash flows from investing activities:
   Capital expenditures                                                          (57,668)           (76,323)           (96,367)
   Proceeds from sale of available-for-sale securities                             9,502                  -                  -
   Increase in intangible assets                                                  (4,847)            (1,770)            (7,124)
   Acquisitions of cable television systems                                     (247,397)                 -            (83,391)
   Cash acquired in connection with the acquisition of TCI and
     Falcon Video Communications, L.P.                                                 -                  -                317
   Proceeds from sale of cable system                                             15,000                  -                  -
   Assets retained by the Managing General Partner                                     -                  -             (3,656)
   Other                                                                           1,163              1,806              1,893
                                                                           ----------------   ---------------    ---------------
     Net cash used in investing activities                                      (284,247)           (76,287)          (188,328)
                                                                           ----------------   ---------------    ---------------
Cash flows from financing activities:
   Borrowings from notes payable                                                 700,533             37,500          2,388,607
   Repayment of debt                                                            (509,511)           (40,722)        (2,244,752)
   Deferred loan costs                                                            (3,823)               (29)           (25,684)
   Capital contributions                                                           5,000                 93                  -
   Redemption of partners' interests                                                   -                  -             (1,170)
   Minority interest capital contributions                                             -                192                 83
                                                                           ----------------   ---------------    ---------------
     Net cash provided by (used in) financing activities                         192,199             (2,966)           117,084
                                                                           ----------------   ---------------    ---------------
Increase (decrease) in cash and cash equivalents                                  (1,417)               284                367
Cash and cash equivalents, at beginning of year                                   15,050             13,633             13,917
                                                                           ----------------   ---------------    ---------------
Cash and cash equivalents, at end of year                                $        13,633    $        13,917    $        14,284
                                                                           ----------------   ---------------    ---------------
                                                                           ----------------   ---------------    ---------------


          See accompanying notes to consolidated financial statements.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

              Falcon Communications, L.P., a California limited partnership (the "Partnership") and successor to Falcon Holding Group, L.P. ("FHGLP"), owns and operates cable television systems serving small to medium-sized communities and the suburbs of certain cities in 25 states. On September 30, 1998, pursuant to a Contribution and Purchase Agreement dated as of December 30, 1997, as amended (the "Contribution Agreement"), FHGLP acquired the assets and liabilities of Falcon Video Communications, L.P. ("Falcon Video" or the "Falcon Video Systems"), in exchange for ownership interests in FHGLP. Simultaneously with the closing of that transaction, in accordance with the Contribution Agreement, FHGLP contributed substantially all of the existing cable television system operations owned by FHGLP and its subsidiaries (including the Falcon Video Systems) to the Partnership and TCI Falcon Holdings, LLC ("TCI") contributed certain cable television systems owned and operated by affiliates of TCI (the "TCI Systems") to the Partnership (the "TCI Transaction"). As a result, TCI holds approximately 46% of the equity interests of the Partnership and FHGLP holds the remaining 54% and serves as the managing general partner of the Partnership. The TCI Transaction is being accounted for as a recapitalization of FHGLP into the Partnership and the concurrent acquisition by the Partnership of the TCI Systems.

              The consolidated financial statements include the accounts of the Partnership and its subsidiary holding companies and cable television operating partnerships and corporations, which include Falcon Cable Communications LLC ("Falcon LLC"), a Delaware limited liability company that serves as the general manager of the cable television subsidiaries. The assets contributed by FHGLP to the Partnership excluded certain immaterial investments, principally FHGLP's ownership of 100% of the outstanding stock of Enstar Communications Corporation ("ECC"), which is the general partner and manager of fifteen limited partnerships operating under the name "Enstar." ECC's ownership interest in the Enstar partnerships ranges from 0.5% to 5%. Upon the consummation of the TCI Transaction, the management of the Enstar partnerships was assigned to the Partnership by FHGLP. The consolidated statements of operations and statements of cash flows for the year ended December 31, 1998 include FHGLP's interest in ECC for the nine months ended September 30, 1998. The effects of ECC's operations on all previous periods presented are immaterial.

              Prior to closing the TCI Transaction, FHGLP owned and operated cable television systems in 23 states. FHGLP also controlled, held varying equity interests in and managed certain other cable television partnerships (the "Affiliated Partnerships") for a fee. FHGLP is a limited partnership, the sole general partner of which is Falcon Holding Group, Inc., a California corporation ("FHGI"). FHGI also holds a 1% interest in certain of the subsidiaries of the Partnership. At the beginning of 1998, the Affiliated Partnerships were comprised of Falcon Classic Cable Income Properties, L.P. ("Falcon Classic") whose cable television systems are referred to as the "Falcon Classic Systems," Falcon Video and the Enstar partnerships. As discussed in Note 3, the Falcon Classic Systems were acquired by FHGLP during 1998. The Falcon Video Systems were acquired on September 30, 1998 in connection with the TCI Transaction. As a result of these transactions, the Affiliated Partnerships consist solely of the Enstar partnerships from October 1, 1998 forward.

              All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements do not give effect to any assets that the partners may have outside their interests in the Partnership, nor to any obligations, including income taxes, of the partners.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

FORM OF PRESENTATION (CONTINUED)

              On July 12, 1996, the Partnership acquired the assets of Falcon Cable Systems Company ("FCSC"), an Affiliated Partnership. The results of operations of these cable systems have been included in the consolidated financial statements from July 12, 1996. Management fees and reimbursed expenses received by the Partnership from FCSC for the period of January 1, 1996 through July 11, 1996 are also included in the consolidated financial statements and have not been eliminated in consolidation. See Note 3.

CASH EQUIVALENTS

              For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1996, 1997 and 1998 included $4.1 million, $4.5 million and $345,000 of investments in commercial paper and short-term investment funds of major financial institutions.

INVESTMENTS IN AFFILIATED PARTNERSHIPS

              Prior to closing the TCI Transaction, the Partnership was the general partner of certain entities, which in turn acted as general partner of the Affiliated Partnerships. The Partnership's effective ownership interests in the Affiliated Partnerships were less than one percent. The Affiliated Partnerships were accounted for using the equity method of accounting. Equity in net losses were recorded to the extent of the investments in and advances to the partnerships plus obligations for which the Partnership, as general partner, was responsible. The liabilities of the Affiliated Partnerships, other than amounts due the Partnership, principally consisted of debt for borrowed money and related accrued interest. The Partnership's ownership interests in the Affiliated Partnerships were eliminated in 1998 with the acquisition of Falcon Video and Falcon Classic and the retention by FHGLP of its interests in the Enstar partnerships.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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
              Vehicles                                    3-10 years
              Leasehold improvements                   Life of lease


FRANCHISE COST AND GOODWILL

              The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises and goodwill. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and in the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 28 years (composite 15 year average). Goodwill is amortized over 20 years. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

CUSTOMER LISTS AND OTHER INTANGIBLE COSTS

              Customer lists and other intangible costs include customer lists, covenants not to compete and organization costs which are amortized using the straight-line method over two to five years.

              In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Partnership on January 1, 1999, requires costs of start-up activities, including certain organization costs, to be expensed as incurred. Previously capitalized start-up costs are to be written off as a cumulative effect of a change in accounting principle. The Partnership believes that adoption of this standard will not have a material impact on the Partnership's financial position or results of operations.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

              Revenues from customer fees, equipment rental and advertising are recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system. Management fees are recognized on the accrual basis based on a percentage of gross revenues of the respective cable television systems managed. Effective October 1, 1998, 20% of the management fees from the Enstar partnerships is retained by FHGLP.

DERIVATIVE FINANCIAL INSTRUMENTS

              As part of the Partnership's management of financial market risk and as required by certain covenants in its New Credit Agreement, the Partnership enters into various transactions that involve contracts and financial instruments with off-balance-sheet risk, principally interest rate swap and interest rate cap agreements. The Partnership enters into these agreements in order to manage the interest-rate sensitivity associated with its variable-rate indebtedness. The differential to be paid or received in connection with interest rate swap and interest rate cap agreements is recognized as interest rates change and is charged or credited to interest expense over the life of the agreements. Gains or losses for early termination of those contracts are recognized as an adjustment to interest expense over the remaining portion of the original life of the terminated contract.

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Partnership expects to adopt the new statement effective January 1, 2000. SFAS 133 will require the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the changes in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Partnership believes that adoption of SFAS 133 will not have a material impact on the Partnership's financial position or results of operations.

INCOME TAXES

              The Partnership and its subsidiaries, except for Falcon First, are limited partnerships or limited liability companies and pay no income taxes as entities except for nominal taxes assessed by certain state jurisdictions. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1998, the book basis of the Partnership's net assets exceeded its tax basis by $621.8 million.

REPORTING COMPREHENSIVE INCOME

              In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. SFAS 130 became effective for the Partnership on January 1, 1998. The Partnership does not currently have items of comprehensive income.

ADVERTISING COSTS

              All advertising costs are expensed as incurred.

USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform with the 1998 presentation.

NOTE 2 - PARTNERSHIP MATTERS

              The Amended and Restated Agreement of Limited Partnership of FCLP ("FCLP Partnership Agreement") provides that profits and losses will be allocated, and distributions will be made, in proportion to the partners' percentage interests. FHGLP is the managing general partner and a limited partner and owns a 54% interest in FCLP, and TCI is a general partner and owns a 46% interest. The partners' percentage interests are based on the relative net fair market values of the assets contributed to FCLP under the Contribution Agreement, as estimated at the closing. The percentage interests were subsequently adjusted to reflect the December 1998

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

redemption of a small part of FHGLP's partnership interest. To the extent the relative net fair market values of the assets contributed to FCLP under the Contribution Agreement, as finally determined, are different from the estimates used to calculate the partners' percentage interests, one or the other of the partners will be required to make an additional cash capital contribution to FCLP so as to cause the partners' capital contributions to be in proportion to their percentage interests. Any such additional cash contribution is required to be made only to the extent of distributions by FCLP to the contributing partner. Any such additional cash contribution must be accompanied by interest at 9% per year from the date of closing or, in certain cases, from the date on which FCLP incurred any liability that affected the net fair market value of the parties' capital contributions.

              At any time after September 30, 2005, either TCI or FHGLP can offer to sell to the other partner the offering partner's entire partnership interest in FCLP for a negotiated price. The partner receiving such an offer may accept or reject the offer. If the partner receiving such an offer rejects it, the offering partner may elect to cause FCLP to be liquidated and dissolved in accordance with the FCLP Partnership Agreement.

              The Partnership expires on July 1, 2013. The Partnership will be dissolved prior to its expiration date under certain circumstances, including the withdrawal of FHGLP as the managing general partner (unless the partners vote to continue the Partnership), the sale of substantially all of the Partnership's assets, and at the election by TCI in the event of changes in FCLP's key management.

              The FCLP Partnership Agreement provides for an Advisory Committee consisting of six individual representatives, three of whom are appointed by FHGLP, two of whom are appointed by TCI and one of whom is appointed by joint designation of FHGLP and TCI. The FCLP Partnership Agreement prohibits FCLP from taking certain actions without the affirmative vote of a majority of the members of the Advisory Committee, including, but not limited to, the following: (1) the acquisition or disposition of assets under certain circumstances; and (2) conducting or entering into any line of business other than the ownership and operation of cable television systems and related and ancillary businesses.

              The FCLP Partnership Agreement further prohibits the Partnership from taking certain actions without the affirmative approval of TCI, including, but not limited to, the following: (1) any merger, consolidation, recapitalization or other reorganization, with certain permitted exceptions; (2) the acquisition or disposition of assets under certain circumstances; (3) any sale or disposition of assets that would result in the allocation of taxable income or gain to TCI; (4) incurring indebtedness if, after giving effect to such indebtedness, FCLP's Operating Cash Flow Ratio, as defined, would exceed 8.0:1 through April 15, 2000 and 7.5:1 thereafter; (5) the issuance or redemption of any partnership interest or convertible interest, with certain permitted exceptions; (6) any transaction with FHGLP or any affiliate of FHGLP, with certain permitted exceptions; (7) the adoption or amendment of any management incentive plan;
(8) the incurring of Net Overhead Expenses, as defined, that exceed 4.5% of the gross revenues of FCLP and its subsidiaries in any fiscal year; or (9) the liquidation or dissolution of FCLP, except in accordance with the provisions of the FCLP Partnership Agreement.

              TCI may elect to purchase all of FHGLP's interests in the Partnership in certain circumstances if a court finds that FHGLP has engaged in conduct while acting as Managing General Partner that has resulted in material harm to the Partnership or TCI.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

              Prior to the closing of the TCI Transaction, the FHGLP Partnership Agreement gave certain partners of FHGLP certain rights and priorities with respect to other partners. Among these rights were stated obligations of the Partnership to redeem certain partners' partnership interests at fair value or, in some cases, at stated value. These rights and priorities were eliminated upon the closing of the TCI Transaction. At the closing of the TCI Transaction, a portion of the partnership interests held by certain FHGLP limited partners, having an agreed value of $154.7 million, were redeemed for cash.

              Under the amended FHGLP partnership agreement, the non-management limited partners of FHGLP may elect at certain times either to require the incorporation of FHGLP or to require that FHGLP elect to incorporate FCLP. Neither of these elections may be made prior to March 30, 2006. If the non-management limited partners of FHGLP make either of these elections, then, at any time more than six months after the election and prior to the date on which the incorporation is completed, the non-management limited partners of FHGLP may elect to require that FCLP (or, if FHGLP has purchased all of TCI's interest in FCLP, FHGLP) purchase all of the non-management partners' partnership interests in FHGLP. Under certain circumstances, a non-management limited partner of FHGLP may elect to exclude its partnership interest in FHGLP from the purchase and sale and, upon such election, all put and call rights with respect to such partner's partnership interest in FHGLP will terminate.

              The put and call rights with respect to the partnership interests of the non-management partners will terminate automatically if either FHGLP or FCLP is incorporated, if the corporation that succeeds to the assets of FHGLP or FCLP concurrently effects an initial public offering, and if the aggregate price to the public (before underwriting discounts or commissions, registration fees, and other expenses) of all stock sold in the public offering (including stock sold by any selling shareholders, but excluding stock of a different class from that acquired by the non-management partners in the incorporation) is at least $150 million.

              At any time on or after April 1, 2006, FCLP (or, if FHGLP has purchased all of TCI's interest in FCLP, FHGLP) may require that each of the non-management limited partners of FHGLP sell its entire interest in FHGLP to FCLP or FHGLP, as applicable. In the case of either a put or a call of the non-management limited partners' interests in FHGLP, the purchase price will equal the amount that would be distributed to each partner in dissolution and liquidation of FHGLP, assuming the sale of FCLP's assets at fair market value, as determined by three appraisers.

              The estimated redemption values at December 31, 1997 and December 31, 1998 were $171.4 million and $133 million, respectively, and are reflected in the consolidated financial statements as redeemable partners' equity. Such amounts were determined based on management's estimate of the relative fair value of such interests under current market conditions. Management of the Partnership will continue to adjust the recorded redemption values based on its estimate of the relative fair value of the interests subject to redemption. The actual redemption value of any partnership interests will generally be determined through the third-party appraisal mechanisms described in the partnership agreements, and the appraisers will not be bound by management's estimates. Accordingly, such appraised valuations may be greater than or less than management's estimates and any such variations could be significant.

              While the Partnership has assumed the obligations of FHGLP under the 1993 Incentive Performance Plan (the "Incentive Performance Plan"), FHGLP has agreed to contribute cash to the Partnership in an amount equal to any payments made by the Partnership under the Incentive Performance Plan.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 3 - ACQUISITIONS AND SALES

              The Partnership acquired the cable television systems of FCSC on July 12, 1996 through a newly-formed subsidiary operating partnership for a purchase price of $253 million including transaction costs. The acquisition of FCSC was accounted for by the purchase method of accounting, whereby the purchase price of the FCSC assets was allocated based on an appraisal. The excess of purchase price over the fair value of net assets acquired, or $18.2 million, has been recorded as goodwill and is being amortized using the straight-line method over 20 years.

              In March and July 1998, FHGLP acquired the Falcon Classic Systems for an aggregate purchase price of $83.4 million. Falcon Classic had revenue of approximately $20.3 million for the year ended December 31, 1997.

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

              The acquisitions of the TCI Systems, the Falcon Video Systems and the Falcon Classic Systems were accounted for by the purchase method of accounting, whereby the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, as follows:

                                                                                     Falcon Video        Falcon Classic
                                                                   TCI Systems         Systems              Systems
                                                                 ----------------   -----------------     --------------
                                                                                  (Dollars in Thousands)
PURCHASE PRICE:
General partnership interests issued                            $       234,457   $          43,073     $             -
Debt assumed                                                            275,000             112,196                   -
Debt incurred                                                                 -                   -              83,391
Other liabilities assumed                                                   955               3,315               2,804
Transaction costs                                                         2,879                   -                   -
                                                                 ----------------   -----------------     --------------
                                                                        513,291             158,584              86,195
                                                                 ----------------   -----------------     --------------
FAIR MARKET VALUE OF NET ASSETS ACQUIRED:
Property, plant and equipment                                            77,992              41,889              33,539
Franchise costs                                                         170,799              36,374               7,847
Customer lists and other intangible assets                              217,443              53,602              34,992
Other assets                                                              4,165               2,381               3,164
                                                                 ----------------   -----------------     --------------
                                                                        470,399             134,246              79,542
                                                                 ----------------   -----------------     --------------
    Excess of purchase price over fair value of
      assets acquired and liabilities assumed                    $       42,829    $         24,338      $        6,653
                                                                 ----------------   -----------------     --------------
                                                                 ----------------   -----------------     --------------

              The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized using the straight-line method over 20 years. The allocation of the purchase price may be subject to possible adjustment pursuant to the Contribution Agreement.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 3 - ACQUISITIONS AND SALES (CONTINUED)

              The general partnership interests issued in the TCI Transaction were valued in proportion to the estimated fair value of the TCI Systems and the Falcon Video Systems as compared to the estimated fair value of the Partnership's assets, which was agreed upon in the Contribution Agreement by all holders of Partnership interests.

              Sources and uses of funds for each of the transactions were as follows:

                                                                                     Falcon Video        Falcon Classic
                                                                 TCI Systems           Systems              Systems
                                                              ------------------   -----------------    -----------------
                                                                                (Dollars in Thousands)
SOURCES OF FUNDS:
Cash on hand                                                  $         11,429    $          59,038     $         6,591
Advance under bank credit facilities                                   429,739               56,467              76,800
                                                              ------------------   -----------------    -----------------
   Total sources of funds                                     $        441,168     $        115,505     $        83,391
                                                              ------------------   -----------------    -----------------
                                                              ------------------   -----------------    -----------------
USES OF FUNDS:
Repay debt assumed from TCI and existing debt of Falcon
   Video, including accrued interest                          $        429,739     $        115,505     $             -
Purchase price of assets                                                     -                    -              83,391
Payment of assumed obligations at closing                                6,495                    -                   -
Transaction fees and expenses                                            2,879                    -                   -
Available funds                                                          2,055                    -                   -
                                                              ------------------   -----------------    -----------------
   Total uses of funds                                        $        441,168     $        115,505     $        83,391
                                                              ------------------   -----------------    -----------------
                                                              ------------------   -----------------    -----------------

              The following unaudited condensed consolidated statements of operations present the consolidated results of operations of the Partnership as if the acquisitions referred to above had occurred at the beginning of the periods presented and are not necessarily indicative of what would have occurred had the acquisitions been made as of such dates or of results which may occur in the future.

                                                        Year Ended December 31,
                                          ---------------------------------------------------
                                               1996              1997              1998
                                          ---------------   ---------------   ---------------
                                                         (Dollars in Thousands)
Revenues                                  $     399,449     $     424,994     $     426,827
Expenses                                       (429,891)         (438,623)         (444,886)
                                          ---------------   ---------------   ---------------
   Operating loss                               (30,442)          (13,629)          (18,059)
Interest and other expenses                    (126,904)         (115,507)         (130,632)
                                          ---------------   ---------------   ---------------
Loss before extraordinary item            $    (157,346)    $    (129,136)    $    (148,691)
                                          ---------------   ---------------   ---------------
                                          ---------------   ---------------   ---------------

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

              The carrying amount approximates fair value due to the short maturity of those instruments.

NOTES PAYABLE

              The fair value of the Partnership's 11% Senior Subordinated Notes, 8.375% Senior Debentures and 9.285% Senior Discount Debentures is based on quoted market prices for those issues of debt. The fair value of the Partnership's other subordinated notes is based on quoted market prices for similar issues of debt with similar maturities. The carrying amount of the Partnership's remaining debt outstanding approximates fair value due to its variable rate nature.

INTEREST RATE HEDGING AGREEMENTS

              The fair value of interest rate hedging agreements is estimated by obtaining quotes from brokers as to the amount either party would be required to pay or receive in order to terminate the agreements.

                          FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

              The following table depicts the fair value of each class of financial instruments for which it is practicable to estimate that value as of December 31:

                                                   1997                       1998
                                          ----------------------   -----------------------------
                                           Carrying                  Carrying
                                            Value     Fair Value      Value         Fair Value
                                          ----------- ----------   -----------    --------------
                                                           (Dollars in Thousands)
Cash and cash equivalents                 $   13,917  $   13,917   $     14,284   $       14 284
Notes payable (Note 6):
   11% Senior Subordinated Notes             282,193     299,125              -                -
   8.375% Senior Debentures                        -           -        375,000          382,500
   9.285% Senior Discount Debentures               -           -        294,982          289,275

   Bank credit facilities                    606,000     606,000        926,000          926,000
   Other Subordinated Notes                   15,000      16,202         15,000           16,426
   Capitalized lease obligations                  10          10              1                1
   Other                                       8,018       8,018            370              370

                                           ------------------------------------------------------
                                            Notional                 Notional
                                             Amount    Fair Value     Amount         Fair Value
                                           ------------------------------------------------------
Interest Rate Hedging Agreements
 (Note 6):
Interest rate swaps                         $585,000      $(371)     $1,534,713        $(22,013)
Interest rate caps                            25,000       (148)              -               -

              The carrying value of interest rate swaps and caps was an asset of $402,000 at December 31, 1997 and a net obligation of $20.3 million at December 31, 1998. See Note 6(g). The amount of debt on which current interest expense has been affected is $520 million and $960 million for swaps at December 31, 1997 and 1998 and $25 million for caps at December 31, 1997. The balance of the contract totals presented above reflects contracts entered into as of December 31 which do not become effective until existing contracts expire.

                         FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consist of:


                                                           December 31,
                                                    ---------------------------
                                                       1997             1998
                                                    -----------   -------------
                                                       (Dollars in Thousands)
Cable television systems                            $   555,253   $    765,641
Furniture and equipment                                  19,067         25,576
Vehicles                                                 12,067         18,381
Land, buildings and improvements                         10,723         16,505
                                                    -----------   ------------
                                                        597,110        826,103

Less accumulated depreciation and amortization         (272,551)      (320,209)
                                                    -----------   ------------

                                                    $   324,559   $    505,894
                                                    -----------   ------------
                                                    -----------   ------------

NOTE 6 - NOTES PAYABLE

              Notes payable consist of:

                                                            December 31,
                                                    --------------------------
                                                       1997           1998
                                                    -----------   ------------
                                                     (Dollars in Thousands)
FCLP (formerly FHGLP) Only:
   11% Senior Subordinated Notes(a)                 $ 282,193     $         -
   8.375% Senior Debentures (b)                             -         375,000
   9.285% Senior Discount Debentures, less
      unamortized discount (b)                              -         294,982
   Capitalized lease obligations                           10               1

Owned Subsidiaries:
   Amended and Restated Credit Agreement(c)           606,000               -
   New Credit Facility (d)                                  -         926,000
   Other subordinated notes(e)                         15,000          15,000
   Other(f)                                             8,018             370
                                                    -----------   ------------

                                                    $ 911,221     $ 1,611,353
                                                    -----------   ------------
                                                    -----------   ------------

                         FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 6 - NOTES PAYABLE (CONTINUED)

              (a)  11% SENIOR SUBORDINATED NOTES

              On March 29, 1993, FHGLP issued $175 million aggregate principal amount of 11% Senior Subordinated Notes due 2003 (the "Notes"). Interest payment dates were semi-annual on each March 15 and September 15 commencing September 15, 1993. Through September 15, 2000 FHGLP, at its option, could pay all or any portion of accrued interest on the Notes by delivering to the holders thereof, in lieu of cash, additional Notes having an aggregate principal amount equal to the amount of accrued interest not paid in cash. Through December 31, 1997, the Partnership elected to issue $107.2 million additional notes as payment-in-kind for interest. The Partnership elected to pay the interest payment due March 15, 1998 in cash and, under the terms of the Notes, was required to continue to make cash payments.

              On May 19, 1998, FHGLP repurchased approximately $247.8 million aggregate principal amount of the Notes for an aggregate purchase price of $270.3 million pursuant to a fixed spread tender offer for all outstanding Notes. The Notes tendered represented approximately 88% of the Notes previously outstanding. The approximate $34.4 million of Notes not repurchased in the tender offer were redeemed on September 15, 1998 in accordance with their terms.

              (b)    8.375% SENIOR DEBENTURES AND 9.285% SENIOR DISCOUNT
                     DEBENTURES

              On April 3, 1998, FHGLP and its wholly-owned subsidiary, Falcon Funding Corporation ("FFC" and, collectively with FHGLP, the "Issuers"), sold $375,000,000 aggregate principal amount of 8.375% Senior Debentures due 2010 (the "Senior Debentures") and $435,250,000 aggregate principal amount at maturity of 9.285% Senior Discount Debentures due 2010 (the "Senior Discount Debentures" and, collectively with the Senior Debentures, the "Debentures") in a private placement. The Debentures were exchanged for debentures with the same form and terms, but registered under the Securities Act of 1933, as amended, in August 1998.

              In connection with consummation of the TCI Transaction, the Partnership was substituted for FHGLP as an obligor under the Debentures and thereupon FHGLP was released and discharged from any further obligation with respect to the Debentures and the related Indenture. FFC remains as an obligor under the Debentures and is now a wholly owned subsidiary of the Partnership. FFC was incorporated solely for the purpose of serving as a co-issuer of the Debentures and does not have any material operations or assets and will not have any revenues.

              The Senior Discount Debentures were issued at a price of 63.329% per $1,000 aggregate principal amount at maturity, for total gross proceeds of approximately $275.6 million, and will accrete to stated value at an annual rate of 9.285% until April 15, 2003. The unamortized discount amounted to $140.3 million at December 31, 1998. After giving effect to offering discounts, commissions and estimated expenses of the offering, the sale of the Debentures (representing aggregate indebtedness of approximately $650.6 million as of the date of issuance) generated net proceeds of approximately $631 million. The Partnership used substantially all the net proceeds from the sale of the Debentures to repay outstanding bank indebtedness.

                         FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 6 - NOTES PAYABLE (CONTINUED)

              (c)    AMENDED AND RESTATED CREDIT AGREEMENT

              The Partnership had a $775 million senior secured Amended and Restated Credit Agreement that was scheduled to mature on July 11, 2005. The Amended and Restated Credit Agreement required the Partnership to make annual reductions of $1 million on the term loan portion commencing December 31, 1997. Maximum available borrowings under the Amended and Restated Credit Agreement were $774 million at December 31, 1997. The Amended and Restated Credit Agreement required interest on the amount outstanding under the reducing revolver portion to be tied to the ratio of consolidated total debt (as defined) to consolidated annualized cash flow (as defined). Interest rates were based on LIBOR or prime rates at the option of the Partnership. The LIBOR margin under the reducing revolver ranged from 0.75% to 1.625%, while interest on the term loan was at the LIBOR rate plus 2.375%.

              At December 31, 1997, the weighted average interest rate on borrowings outstanding under the Amended and Restated Credit Agreement (including the effects of the interest rate hedging agreements) was 7.69%. The Partnership was also required to pay a commitment fee per annum on the unused portion.

              (d)    NEW CREDIT FACILITY

              On June 30, 1998, the Partnership entered into a new $1.5 billion senior credit facility (the "New Credit Facility") which replaced the Amended and Restated Credit Agreement and provided funds for the closing of the TCI Transaction. See Note 1. The borrowers under the New Credit Facility were the operating subsidiaries prior to consummation of the TCI Transaction and, following the TCI Transaction, the borrower is Falcon LLC. The restricted companies, as defined under the New Credit Facility, are Falcon LLC and each of its subsidiaries (excluding certain subsidiaries designated as excluded companies from time to time) and each restricted company (other than Falcon LLC) is also a guarantor of the New Credit Facility.

              The New Credit Facility consists of three committed facilities (one revolver and two term loans) and one uncommitted $350 million supplemental credit facility (the terms of which will be negotiated at the time the Partnership makes a request to draw on such facility). Facility A is a $650 million revolving credit facility maturing December 29, 2006; Facility B is a $200 million term loan maturing June 29, 2007; and Facility C is a $300 million term loan maturing December 31, 2007. All of Facility C and approximately $126 million of Facility B were funded on June 30, 1998, and the debt outstanding under the Amended and Restated Credit Agreement of approximately $329 million was repaid. As a result, from June 30, 1998 until September 29, 1998, FHGLP had an excess cash balance of approximately $90 million. Immediately prior to closing the TCI Transaction, approximately $39 million was borrowed under Facility A to discharge certain indebtedness of Falcon Video. In connection with consummation of the TCI Transaction, Falcon LLC assumed the approximately $433 million of indebtedness outstanding under the New Credit Facility. In addition to utilizing cash on hand of approximately $63 million, Falcon LLC borrowed the approximately $74 million remaining under Facility B and approximately $366 million under Facility A to discharge approximately $73 million of Falcon Video indebtedness and to retire approximately $430 million of TCI indebtedness assumed as part of the contribution of the TCI Systems. As a result of these borrowings, the amount outstanding under the New Credit Facility at December 31, 1998 was $926 million. Subject to covenant limitations, the Partnership had available to it additional borrowing capacity thereunder of $224 million at December 31, 1998. However, limitations

                         FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 6 - NOTES PAYABLE (CONTINUED)

imposed by the Partnership's partnership agreement as amended would limit available borrowings at December 31, 1998 to $23.1 million.

              (e)    OTHER SUBORDINATED NOTES

              Other subordinated notes consist of 11.56% Subordinated Notes due March 2001. The subordinated note agreement contains certain covenants which are substantially the same as the covenants under the New Credit Facility, which is described in (d) above. At December 31, 1998, management believes that the Partnership was in compliance with such covenants.

              (f)    OTHER

              Other notes payable as of December 31, 1997 consisted of $7.5 million owed by Enstar Finance Company, LLC ("EFC"). FHGLP's interest in EFC was not contributed to FCLP on September 30, 1998. Consequently, EFC's obligations are excluded from those of the Partnership as of December 31, 1998.

              (g)    INTEREST RATE HEDGING AGREEMENTS

              The Partnership utilizes interest rate hedging agreements to establish long-term fixed interest rates on a portion of its variable-rate debt. The New Credit Facility requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder plus any additional borrowings of the Partnership, including the Debentures, for a two year period. As of December 31, 1998, borrowings under the New Credit Facility bore interest at an average rate of 7.55% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at December 31, 1998 of $1.485 billion, including contracts of $160 million assumed from Falcon Video in connection with the TCI Transaction. Agreements in effect at December 31, 1998 totaled $910 million, with the remaining $575 million to become effective as certain of the existing contracts mature during 1999 through October of 2004. These agreements expire at various times through October, 2006. In addition to these agreements, the Partnership has one interest rate swap contract with a notional amount of $25 million under which it pays variable LIBOR rates and receives fixed rate payments.

              The hedging agreements resulted in additional interest expense of $1 million, $350,000 and $1.2 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Partnership does not believe that it has any significant risk of exposure to non-performance by any of its counterparties.

                         FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 6 - NOTES PAYABLE (CONTINUED)

              (h)    DEBT MATURITIES

              The Partnership's notes payable outstanding at December 31, 1998 mature as follows:

                                                                                Other
                    8.375% Senior        9.285% Senior        Notes to      Subordinated
Year                  Debentures           Debentures           Banks           Notes             Other          Total
----------------   -----------------    -----------------    ------------ ------------------   ------------   ------------
                                                            (Dollars in Thousands)
     1999          $    -               $      -             $   5,000      $     -            $     371      $     5,371
     2000               -                      -                 5,000            -                    -            5,000
     2001               -                      -                 5,000         15,000                  -           20,000
     2002               -                      -                 5,000            -                    -            5,000
     2003               -                      -                 5,000            -                    -            5,000
  Thereafter         375,000                435,250            901,000            -                    -        1,711,250


              (i)    EXTRAORDINARY ITEM

              Fees and expenses incurred in connection with the repurchase of the Notes on May 19, 1998 and the retirement of the remaining Notes on September 15, 1998 were $19.7 million in the aggregate. In addition, the unamortized portion of deferred loan costs related to the Notes and the Amended and Restated Credit Agreement, which amounted to $10.9 million in the aggregate, were written off as an extraordinary charge upon the extinguishment of the related debt.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

              The Partnership leases land, office space and equipment under operating leases expiring at various dates through the year 2039. See Note 9.

              Future minimum rentals for operating leases at December 31, 1998 are as follows:

                  Year                       Total
             ---------------              ----------
                                      (Dollars in Thousands)
             1999                         $   2,758
             2000                             2,545
             2001                             2,264
             2002                             1,919
             2003                             1,119
             Thereafter                       4,449
                                           --------
                                           $ 15,054
                                           --------
                                           --------

                         FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              In most cases, management expects that, in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense amounted to $2.1 million in 1996, $2.4 million in 1997 and $3.1 million in 1998.

              In addition, the Partnership rents line space on utility poles in some of the franchise areas it serves. These rentals amounted to $2.8 million for 1996, $3.1 million for 1997 and $3.9 million for 1998. Generally, such pole rental agreements are short-term; however, the Partnership anticipates such rentals will continue in the future.

              Beginning in August 1997, the Partnership elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available. In October 1998, the Partnership reinstated third party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible and is intended to limit the Partnership's exposure to catastrophic losses, if any, in future periods. Management believes that the relatively small size of the Partnership's markets in any one geographic area, coupled with their geographic separation, will mitigate the risk that the Partnership could sustain losses due to seasonal weather conditions or other events that, in the aggregate, could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

              The Partnership is required under various franchise agreements at December 31, 1998 to rebuild certain existing cable systems at a cost of approximately $83 million.

              The Partnership is regulated by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), provides for among other things, federal and local regulation of rates charged for basic cable service, cable programming service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a negative impact on its operations and cash flow. It also presently believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions.

              The Partnership has various contracts to obtain basic and premium programming from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. The Partnership's programming contracts are generally for a fixed period of

                         FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

              Effective December 1, 1998, the Partnership elected to obtain certain of its programming services through an affiliate of TCI. This election resulted in a reduction in the Partnership's programming costs, the majority of which will be passed on to its customers in the form of reduced rates in compliance with FCC rules. The Partnership has elected to continue to acquire its remaining programming services under its existing programming contracts, but may elect to acquire additional programming services through the TCI affiliate in the future. The Partnership, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by an affiliate of TCI.

              The Partnership is periodically a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business, and management presently believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

              The Partnership, certain of its affiliates, and certain third parties have been named as defendants in an action entitled FRANK O'SHEA I.R.A. ET AL. v. FALCON CABLE SYSTEMS COMPANY, ET AL., Case No. BC 147386, pending in the Superior Court of the State of California, County of Los Angeles (the "Action"). Plaintiffs in the Action are certain former unitholders of FCSC purporting to represent a class consisting of former unitholders of FCSC other than those affiliated with FCSC and/or its controlling persons. The complaint in the Action alleges, among other things, that defendants breached their fiduciary and contractual duties to unitholders, and acted negligently, with respect to the purchase from former unitholders of their interests in FCSC in 1996. A settlement of the action has been agreed to and will be presented to the court for approval on April 22, 1999. The terms of the settlement, if approved, are not expected to have a material adverse effect on the financial condition of the Partnership. Net of insurance proceeds, the settlement's cost to the Partnership would amount to approximately $2.7 million, all of which had been reserved as of December 31, 1998. The Partnership recognized expenses related to the settlement of $52,000, $145,000 and $2.5 million in 1996, 1997 and 1998, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

              The subsidiaries of the Partnership have a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of their employees. FHGLP joined in the adoption of the FHGI cash or deferred profit sharing plan as of March 31, 1993. The provisions of this plan were amended to be substantially identical to the provisions of the Profit Sharing Plan.

              The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 20% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is

                         FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 8 - EMPLOYEE BENEFIT PLANS

discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions for the Profit Sharing Plan in 1996, 1997 or 1998.

              On September 30 1998, the Partnership assumed the obligations of FHGLP for its 1993 Incentive Performance Plan (the "Incentive Plan"). The value of the interests in the Incentive Plan is tied to the equity value of certain partnership units in FHGLP held by FHGI. In connection with the assumption by the Partnership, FHGLP agreed to fund any benefits payable under the Incentive Plan through additional capital contributions to the Partnership, the waiver of its rights to receive all or part of certain distributions from the Partnership and/or a contribution of a portion of its partnership units to the Partnership. The benefits which are payable under the Incentive Plan are equal to the amount of distributions which FHGI would have otherwise received with respect to 1,932.67 of the units of FHGLP held by FHGI and a portion of FHGI's interest in certain of the partnerships that are the general partners of the Partnership's operating subsidiaries. Benefits are payable under the Incentive Plan only when distributions would otherwise be paid to FHGI with respect to the above-described units and interests. The Incentive Plan is scheduled to terminate on January 5, 2003, at which time the Partnership is required to distribute the units described above to the participants in the Incentive Plan. At such time, FHGLP is required to cause the units to be contributed to the Partnership to fund such distributions. The participants in the Incentive Plan are present and former employees of the Partnership, FHGLP and its operating affiliates, all of whom are 100% vested. Prior to the closing of the TCI Transaction, FHGLP amended the Incentive Plan to provide for payments by FHGLP at the closing of the TCI Transaction to participants in an aggregate amount of approximately $6.5 million and to reduce by such amount FHGLP's obligations to make future payments to participants under the Incentive Plan.

              In 1999, the Partnership adopted a Restricted Unit Plan (the "New FCLP Incentive Plan" or "Plan") for the benefit of certain employees. Grants of restricted units are provided at the discretion of the Advisory Committee. The value of the units in the New FCLP Incentive Plan is tied to the equity value of FCLP above a base equity as determined initially in 1999 by the partners, and for grants in subsequent years by an appraisal. Benefits are payable under the New FCLP Incentive Plan only when distributions would otherwise be payable to equity holders of FCLP. An initial grant of 100,000 units representing 2.75% of the equity of FCLP in excess of the equity base was approved and will be allocated to the participants in the Plan. There is a five-year vesting requirement for all participants.

NOTE 9 - RELATED PARTY TRANSACTIONS

              The Partnership is a separate, stand-alone holding company which employs all of the management personnel. The Partnership is financially dependent on the receipt of permitted payments from its operating subsidiaries, management and consulting fees from domestic cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Partnerships to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the Amended and Restated Credit Agreement and, subsequently, the New Credit Facility, permitted the subsidiaries of the Partnership to remit to the Partnership no more than 4.25% of their net cable revenues, as defined, in any year, effective July 12, 1996. Beginning on January 1, 1999, this limitation was increased to 4.5% of net cable revenues in any year. As a result of the 1998 acquisition by the Partnership of the Falcon Classic and Falcon Video Systems, the Partnership will no longer receive management fees and reimbursed expenses from Falcon Classic or receive management fees from Falcon

                         FALCON COMMUNICATIONS, L.P.
                   (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ------------------------------------------

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

Video. Commencing on October 1, 1998, FHGLP retains 20% of the management fees paid by the Enstar partnerships. The management fees earned from the Enstar partnerships were $1.9 million, $2 million and $1.9 million for the years ended December 31, 1996, 1997 and 1998, respectively.

              The management and consulting fees and expense reimbursements earned from the Affiliated Partnerships amounted to approximately $6.3 million and $3.7 million, $5.2 million and $2.1 million and $3.7 million and $1.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. The fees and expense reimbursements of $6.3 million and $3.7 million earned in 1996 included $1.5 million and $1 million earned from FCSC from January 1, 1996 through July 11, 1996. The fees and expense reimbursements of $3.7 million and $1.5 million earned in 1998 included $191,000 and $128,000 earned from Falcon Classic from January 1, 1998 through July 16, 1998, and $1.2 million in management fees from Falcon Video from January 1, 1998 through September 30, 1998. Subsequent to these acquisitions, the amounts payable to the Partnership in respect of its management of the former FCSC, Falcon Classic and Falcon Video Systems became subject to the limitations contained in the Amended and Restated Credit Agreement and, subsequently, the New Credit Facility.

              Receivables from the Affiliated Partnerships for services and reimbursements described above amounted to approximately $11.3 million and $2.3 million (which, in 1997, included $7.5 million of notes receivable from the Enstar partnerships) at December 31, 1997 and 1998.

              Included in Commitments and Contingencies (Note 7) are two facility lease agreements with the Partnership's Chief Executive Officer and his wife, or entities owned by them, requiring annual future minimum rental payments aggregating $2.1 million through 2001, one facility being assumed by a subsidiary as part of the assets acquired on July 12, 1996 from FCSC. That subsidiary acquired the property in February 1999 for $282,500, a price determined by two independent appraisals. During the years ended December 31, 1996, 1997 and 1998 rent expense on the first facility amounted to $397,000, $383,000 and $416,000, respectively. The rent paid for the second facility for the period July 12, 1996 through December 31, 1996 amounted to approximately $18,000, and the amount paid in each of 1997 and 1998 was approximately $41,000.

              In addition, the Partnership provides certain accounting, bookkeeping and clerical services to the Partnership's Chief Executive Officer. The costs of services provided were determined based on allocations of time plus overhead costs (rent, parking, supplies, telephone, etc.). Such services amounted to $118,300, $163,000 and $212,000 for the years ended December 31, 1996, 1997 and 1998, respectively. These costs were net of amounts reimbursed to the Partnership by the Chief Executive Officer amounting to $75,000, $55,000 and $72,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    -------------------------------------------

NOTE 10 - OTHER INCOME (EXPENSE)

              Other income (expense) is comprised of the following:

                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1996             1997            1998
                                                                  -------------    -------------   -------------
                                                                             (Dollars in Thousands)
   Gain on sale of Available-for-Sale Securities                $       2,264    $           -  $            -
   Gain on insured casualty losses                                          -            3,476             314
   Write down of investment                                            (1,000)               -               -
   Gain (loss) on sale of investment                                        -           (1,360)            174
   Net lawsuit settlement costs                                             -           (1,030)         (2,614)
   Other, net                                                            (450)            (201)           (791)
                                                                  -------------    -------------   -------------
                                                                $         814    $         885   $      (2,917)
                                                                  -------------    -------------   -------------
                                                                  -------------    -------------   -------------

NOTE 11 - SUBSEQUENT EVENTS

              In March 1999, AT&T and Tele-Communications, Inc. completed a merger under which Tele-Communications, Inc. became a unit of AT&T called AT&T Broadband & Internet Services. The unit will continue to be headquartered in the Denver area. Leo J. Hindery, Jr., who had been president of Tele-Communications, Inc. since January 1997, was named President and Chief Executive Officer of AT&T Broadband & Internet Services, which became the owner of TCI Falcon Holdings, LLC as a result of the merger.

              The Partnership entered into a letter of intent with AT&T to form a joint venture. This joint venture would provide local or any-distance communications services, other than mobile wireless services, video entertainment services and high speed Internet access services, to residential and certain small business customers under the AT&T brand name over the Partnership's infrastructure. Formation of the joint venture is subject to certain conditions. The Partnership is unable to predict if or when such conditions will be met.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

OPERATING ACTIVITIES

              During the years ended December 31, 1996, 1997 and 1998, the Partnership paid cash interest amounting to approximately $39.7 million, $48.1 million and $84.9 million, respectively.

INVESTING ACTIVITIES

              See Note 3 regarding the non-cash investing activities related to the acquisitions of the cable systems of the TCI Systems, the Falcon Video Systems, the Falcon Classic Systems and FCSC.

FINANCING ACTIVITIES

              See Note 3 regarding the non-cash financing activities relating to the acquisitions of the cable systems of the TCI Systems, the Falcon Video Systems, the Falcon Classic Systems and FCSC. See Note 2 regarding the reclassification to redeemable partners' equity.

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    -------------------------------------------

NOTE 13 - FCLP (PARENT COMPANY ONLY)

              The following parent-only condensed financial information presents Falcon Communications, L.P.'s balance sheets and related statements of operations and cash flows by accounting for the investments in its subsidiaries on the equity method of accounting. The condensed balance sheet information for 1997 and condensed statement of operations information through September 30, 1998 is for FHGLP (parent only). The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                       CONDENSED BALANCE SHEET INFORMATION

                                                                                                    December 31,
                                                                                             ---------------------------
                                                                                                1997           1998
                                                                                             ------------   ------------
                                                                                               (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                               $      8,177   $      1,605
   Receivables:
     Intercompany notes and accrued interest receivable                                         226,437        655,128
     Due from affiliates and other entities, of which $23,374,000 was contractually restricted or otherwise deferred at December 31,
       1997 (see Note 9)                                                                         25,340          2,129
   Prepaid expenses and other                                                                       711            236
   Investments in affiliated partnerships                                                        12,827              -
   Other investments                                                                              1,519              -
   Property, plant and equipment, less accumulated depreciation and amortization                  1,323          3,599
   Deferred loan costs, less accumulated amortization                                             4,846         20,044
                                                                                             ------------   ------------

                                                                                           $    281,180   $    682,741
                                                                                             ------------   ------------
                                                                                             ------------   ------------
LIABILITIES:
   Notes payable                                                                           $         10   $          -
   Senior notes payable                                                                         282,193        669,982
   Notes payable to affiliates                                                                        -         70,805
   Accounts payable                                                                                 179            135
   Accrued expenses                                                                              14,025         14,000
   Equity in net losses of subsidiaries in excess
     of investment                                                                              230,155        198,492
                                                                                             ------------   ------------

         TOTAL LIABILITIES                                                                      526,562        953,414

REDEEMABLE PARTNERS' EQUITY                                                                     171,373        133,023

PARTNERS' DEFICIT                                                                              (416,755)      (403,696)
                                                                                             ------------   ------------

                                                                                           $    281,180   $    682,741
                                                                                             ------------   ------------
                                                                                             ------------   ------------

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ------------------------------------------

NOTE 15 - FCLP (PARENT COMPANY ONLY) (CONTINUED)

                  CONDENSED STATEMENT OF OPERATIONS INFORMATION


                                                                                    Year Ended December 31,
                                                                           ------------------------------------------
                                                                              1996           1997           1998
                                                                           -----------    -----------    ------------
                                                                                    (Dollars in Thousands)
REVENUES:
   Management fees:
     Affiliated Partnerships                                             $     3,962    $     2,873    $      2,120
     Subsidiaries                                                             12,020         13,979          14,010
     International and other                                                     413            281              33
                                                                           -----------    -----------    ------------

        Total revenues                                                        16,395         17,133          16,163
                                                                           -----------    -----------    ------------

EXPENSES:
   General and administrative expenses                                         9,096         11,328          21,134
   Depreciation and amortization                                                 375            274             559
                                                                           -----------    -----------    ------------

        Total expenses                                                         9,471         11,602          21,693
                                                                           -----------    -----------    ------------

        Operating income (loss)                                                6,924          5,531          (5,530)

OTHER INCOME (EXPENSE):
   Interest income                                                            19,884         22,997          50,562
   Interest expense                                                          (27,469)       (30,485)        (59,629)
   Equity in net losses of subsidiaries                                      (50,351)       (56,422)       (105,659)
   Equity in net losses of investee partnerships                                 (73)            (4)            (31)
   Other, net                                                                  1,100         (2,455)              -
                                                                           -----------    -----------    ------------

Net loss before extraordinary item                                           (49,985)       (60,838)       (120,287)

Extraordinary item, retirement of debt                                             -              -         (24,196)
                                                                           -----------    -----------    ------------

NET LOSS                                                                 $   (49,985)   $   (60,838)   $   (144,483)
                                                                           -----------    -----------    ------------
                                                                           -----------    -----------    ------------

                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ------------------------------------------

NOTE 15 - FCLP (PARENT COMPANY ONLY) (CONTINUED)

                  CONDENSED STATEMENT OF CASH FLOWS INFORMATION


                                                                                Year Ended December 31,
                                                                     -----------------------------------------------
                                                                         1996             1997            1998
                                                                     --------------   -------------   --------------

                                                                                 (Dollars in Thousands)
Net cash provided by (used in)
   Operating activities                                            $      (8,969)   $       1,478   $    (418,226)
                                                                     --------------   -------------   --------------

Cash flows from investing activities:
   Distributions from affiliated partnerships                                773                -           1,820
   Capital expenditures                                                     (242)            (417)         (2,836)
   Investments in affiliated partnerships and other investments           (9,000)            (254)         (2,998)
   Proceeds from sale of investments and other assets                          3              702           1,694
   Proceeds from sale of available-for-sale securities                     9,502                -               -
   Assets retained by Falcon Holding Group, L.P.                               -                -          (2,893)
                                                                     --------------   -------------   --------------
Net cash provided by (used in) investing activities                        1,036               31          (5,213)
                                                                     --------------   -------------   --------------

Cash flows from financing activities:
   Repayment of debt                                                        (120)            (131)       (282,203)
   Borrowings from notes payable                                               -                -         650,639
   Borrowings from subsidiaries                                                -                -          70,805
   Capital contributions                                                   5,000               93               -
   Redemption of partners' equity                                              -                -          (1,170)
   Deferred loan costs                                                         -                -         (21,204)
                                                                     --------------   -------------   --------------

Net cash provided by (used in) financing activities                        4,880              (38)        416,867
                                                                     --------------   -------------   --------------

Net increase (decrease) in cash and cash equivalents                      (3,053)           1,471          (6,572)

Cash and cash equivalents, at beginning of year                            9,759            6,706           8,177
                                                                     --------------   -------------   --------------

Cash and cash equivalents, at end of year                          $       6,706    $       8,177   $       1,605
                                                                     --------------   -------------   --------------
                                                                     --------------   -------------   --------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




To the Shareholder
Falcon Funding Corporation

We have audited the accompanying balance sheets of Falcon Funding Corporation as of March 27, 1998 and December 31, 1998, and the related statement of cash flows for the period from March 27, 1998 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Funding Corporation as of March 27, 1998 and December 31, 1998 and its cash flows in conformity with generally accepted accounting principles.




                                                 /s/  ERNST & YOUNG LLP


Los Angeles, California
March 5, 1999

                           FALCON FUNDING CORPORATION

                                 BALANCE SHEETS


                                                                                March 27,           December 31,
                                                                                  1998                  1998
                                                                            -----------------     -----------------
Assets - Cash                                                            $             1,000  $              1,000
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------

Shareholder's Equity
   Common stock, par value $0.01; 1,000 shares authorized, 100
     shares issued and outstanding                                                         1                     1
   Additional paid-in capital                                                            999                   999
                                                                            -----------------     -----------------

                                                                         $             1,000  $              1,000
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------

                           FALCON FUNDING CORPORATION

                             STATEMENT OF CASH FLOWS


                                                                              Period from
                                                                             March 27, 1998
                                                                                   to
                                                                              December 31,
                                                                                  1998
                                                                            -----------------
Cash flows from financing activities:
   Common stock                                                          $                 1
   Additional paid-in capital                                                            999
                                                                            -----------------

        Net cash provided by financing activities                                      1,000
                                                                            -----------------

Increase in cash and cash equivalents                                                  1,000

Cash at beginning of period                                                                -
                                                                            -----------------

Cash at end of period                                                    $             1,000
                                                                            -----------------
                                                                            -----------------

                           FALCON FUNDING CORPORATION

                          NOTE TO FINANCIAL STATEMENTS

NOTE 1 - FORM OF PRESENTATION

              Falcon Funding Corporation ("FFC"), a California corporation, is a wholly-owned subsidiary of Falcon Communications, L.P. FFC was organized on March 16, 1998 solely for the purpose of acting as co-issuer with Falcon Holding Group, L.P., of $649.6 million (gross proceeds) of senior debentures and senior discount debentures due 2010. FFC had no operations from inception through December 31, 1998 and is not expected to have material operations or assets in the future. FFC is not expected to participate in servicing the principal, interest, premium, if any, or any payment obligations on the debentures. Falcon Holding Group, L.P. contributed its ownership in Falcon Funding Corporation to Falcon Communications, L.P. on September 30, 1998.

                           FALCON COMMUNICATIONS, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                     Additions
                                    Balance at      charged to
                                   Beginning of      costs and                                        Balance at End of
Description                           period         expenses       Deductions(a)       Other(b)            Period
                                  ----------------------------------------------------------------------------------------

                                                                  (Dollars in Thousands)
Allowance for possible losses on
   receivables

Year ended December 31,
              1996                     $830           $2,817          $(2,740)             -                  $907
              1997                     $907           $5,714          $(5,796)             -                  $825
              1998                     $825           $4,775          $(5,299)            $369                $670















(a)      Write-off uncollectible accounts.

(b) Allowance for losses on receivables acquired in connection with the acquisition of Falcon Classic, Falcon Video and the TCI systems.

                                  EXHIBIT INDEX

Exhibit
Number     Description
-------    ------------
2.1        Contribution and Purchase Agreement, dated December 30, 1997, by and among Falcon Holding Group, L.P., Falcon Communications, L.P., Falcon
           Holding Group, Inc., TCI Falcon Holdings, LLC, Belo Ventures, Inc.,
           and the other parties executing the Agreement. (7)

2.2        First Amendment to the Contribution and Purchase Agreement, dated
           March 17, 1998. (8)

2.3        Second Amendment to the Contribution and Purchase Agreement, dated
           March 23, 1998. (8)

2.4        Third Amendment to the Contribution and Purchase Agreement, dated
           May 12, 1998. (8)

2.5        Amendment, dated as of September 29, 1998, to Contribution and
           Purchase Agreement. (10)

2.6        Amendment, dated as of September 30, 1998, to Contribution and
           Purchase Agreement. (10)

3.1        Amended and Restated Agreement of Limited Partnership of Falcon
           Communications, L.P. (9)

3.2        Articles of Incorporation of Falcon Funding Corporation (9)

3.3        Bylaws of Falcon Funding Corporation (9)

4.1 Indenture for the Debentures, dated as of April 3, 1998, by and among Falcon Holding Group, L.P., Falcon Funding Corporation and United
           States Trust Company of New York, as trustee(9)

4.2        Form of Debentures (included in Exhibit No. 4.1)(9)

4.3 First Supplemental Indenture, dated as of September 30, 1998, by and among Falcon Holding Group, L.P., Falcon Funding Corporation, Falcon
           Communications, L.P. and United States Trust Company of New York, as trustee(10)

10.1       Lease, dated December 1989, between Raymond Business Center and
           Falcon(1)

10.2       Lease, dated as of June 25, 1992, by and between Sumitomo Life Realty
           (N.Y.), Inc. and Falcon(1)

10.3       Cash or Deferred Profit Sharing Plan of Falcon(1)

10.4       Money Purchase Pension Plan of Falcon(1)

10.5       Combined Incentive Performance Plan of FHGLP.(1)

10.6       Falcon Holding Group 401(k) Plan.(1)

10.7       First Amendment to and Extension of office Lease between Raymond
           Business Center and Falcon Holding Group, L.P.(2)

10.8       Asset purchase agreement by and among subsidiaries of Falcon Holding
           Group, L.P. and Teleview, Inc.(2)

10.9 Restricted Subordination Agreement dated as of March 26, 1993 as restated as of December 28, 1995 between Falcon Holding Group, L.P.,
           Falcon Holding Group, Inc. and AUSA Life Insurance Company, Inc. and
           MONY Life Insurance Company of America.(2)

10.10      System Appraisal of Falcon Cable Systems Company, as of December 31,
           1995, by Malarkey-Taylor Associates, Inc., dated April 29, 1996
           (filed as Exhibit 1 to the June 13 Falcon Cable Systems Company
           Report file no. 19332 and incorporated by reference).(3)

                                       E-1

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------
10.11      System Appraisal of Falcon Cable Systems Company, as of December 31,
           1995, by Kane-Reece Associates, Inc., dated April 29, 1996 (filed as
           Exhibit 2 to the June 13 Falcon Cable Systems Company Report file no.
           19332 and incorporated by reference).(3)

10.12      System Appraisal of Falcon Cable Systems Company, as of December 31,
           1995, by Waller Capital Corporation (filed as Exhibit 3 to the June
           13 Falcon Cable Systems Company Report file no. 19332 and incorporated by reference).(3)

10.13      Asset Purchase Agreement by and between the Partnership and New
           Falcon, dated as of June 13, 1996 (filed as Exhibit 4 to the June 13
           Falcon Cable Systems Company Report file no. 19332 and incorporated by reference).(3)

10.14 Limited Partnership Interest Purchase Agreement dated July 15, 1996, by and among Falcon Holding Group, L.P., Marc B. Nathanson, Trustee of the Falcon Cable Trust and Advance TV of California, Inc.(4)

10.15      Partnership Option Agreement dated July 15, 1996, by and among Marc
           B. Nathanson, Trustee of the Falcon Cable Trust and Falcon Holding
           Group, L.P.(4)

10.16 Partnership Option Agreement dated July 15, 1996, between Advance TV of California, Inc. and Falcon Holding Group, L.P.(4)

10.17      Fourth Amendment to Note Purchase and Exchange Agreement dated July
           12, 1996, between Falcon Telecable, AUSA Life Insurance Company, Inc.
           and MONY Life Insurance Company of America.(4)

10.18      Second Restated Subordination Agreement between Registrant and AUSA
           Life Insurance Company, Inc. and MONY Life Insurance Company of
           America dated July 12, 1996.(4)

10.19      Second Restated Guaranty Agreement, dated July 12, 1996, by Falcon
           Cablevision, Falcon Cable Media, Falcon Community Cable, L.P., Falcon
           Community Ventures I Limited Partnership, Falcon Investors Group,
           LTD., Falcon Telecable Investors Group, Falcon Media Investors Group,
           Falcon Community Investors, L.P., Falcon Telecom, L.P., Falcon Cable
           Systems Company II, L.P., and Falcon First, Inc. in favor of each of
           AUSA Life Insurance Company, Inc. and MONY Life Insurance Company of
           America with respect to the Notes.(4)

10.20      Certificate, dated (July 12, 1996), of Falcon Holding Group, Inc.
           with respect to the common ownership of certain partnership guarantors.(4)

10.21      Fair Market Valuation Report for Falcon Classic Cable Income
           Properties, L.P., as of December 31, 1996, dated February 20, 1997, prepared by Arthur Andersen LLP.(5)

10.22 Valuation Analysis for Falcon Classic Cable Income Properties, L.P., as of December 31, 1996, dated March 3, 1997, prepared by
           Communications Equity Associates.(5)

10.23      Fair Market Valuation Report for Falcon Classic Cable Income
           Properties, L.P., as of December 31, 1996, dated March 10, 1997, prepared by Kane Reece Associates, Inc.(5)

10.24      Asset Purchase Agreement, dated as of June 27, 1997, by and among
           Falcon Community Cable, L.P., Falcon Cable Media, Falcon Cable
           Systems Company II, L.P. and Falcon Classic Cable Income Properties,
           L.P.(6)

10.25      Second Amendment to the 1993 Incentive Performance Plan of FHGLP.(6)

10.26      Third Amendment to the 1993 Incentive Performance Plan of FHGLP.(6)

                                       E-2

                                  EXHIBIT INDEX


Exhibit
Number     Description
-------    ------------
10.27      Fourth Amendment to the 1993 Incentive Performance Plan of FHGLP.(6)

10.28      Waiver Letter, dated as of March 27, 1998, among Falcon Holding
           Group, L.P., Falcon Communications, L.P. and TCI Falcon Holdings, LLC relating to the Amended and Restated Agreement of Limited Partnership of Falcon Communications, L.P., dated as of December 30, 1997. (8)

10.29      Credit Agreement, dated as of June 30, 1998, by and among BankBoston,
           N.A., The Chase Manhattan Bank, NationsBank, N.A., Toronto Dominion
           (Texas) Inc., Bank of America, N.T. & S.A. and other lenders signatory thereto. (9)

10.30      Form of Amendment No. 1, dated as of September 25, 1998, to the
           Credit Agreement dated as of June 30, 1998. (10)

10.31 Note Purchase and Exchange Agreement Consent and Amendment Agreement, dated June 30, 1998, among Falcon Telecable, AUSA Life Insurance
           Company, Inc., by AUER & Co., its nominee, and MONY Life Insurance
           Company of America, by J. ROMEO & Co., its nominee.

10.32      Note Purchase and Exchange Agreement Amendment Agreement, dated
           September 30, 1998, among Falcon Telecable and AUER & Co. and J.
           ROMEO & Co.

10.33      Joinder Agreement to Second Restated Subordination Agreement and to
           Second Restated Guaranty Agreement, dated September 30, 1998, among
           Falcon Video Communications, L.P., Falcon Video Communications
           Investors, L.P., Falcon Communications, L.P., Falcon Cable
           Communications, LLC and AUER & Co. and J. ROMEO & Co.

10.34      Third Amendment to Second Restated Subordination Agreement, dated
           September 30, 1998, among Falcon Holding Group, L.P., Falcon Holding
           Group Inc. and AUER & Co. and J. ROMEO & Co.

10.35      Adoption and Assumption Agreement of the Amended and Restated 1993
           Incentive Performance Plan, dated September 30, 1998, between Falcon
           Communications, L.P. and Falcon Holding Group, L.P.

21.1       Subsidiaries of Falcon Communications, L.P.

27.1       Financial Data Schedule

                                  EXHIBIT INDEX



FOOTNOTE

(1)        Incorporated by reference to the exhibits to the FHGLP's Registration
           Statement on Form S-4, Registration No. 33-60776.

(2)        Incorporated by reference to the exhibit to the FHGLP's Quarterly Report on
           Form 10-Q, File No. 33-60776 for the quarter ended March 31, 1996.

(3)        Incorporated by reference to the exhibits to the FHGLP's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended June 30, 1996.

(4)        Incorporated by reference to the exhibits to the FHGLP's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended September 30, 1996.

(5)        Incorporated by reference to the exhibits to the FHGLP's Annual Report on
           Form 10-K, File No. 33-60776 for the fiscal year ended December 31, 1996.

(6)        Incorporated by reference to the exhibits to the FHGLP's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended June 30, 1997.

(7)        Incorporated by reference to the exhibit to the FHGLP's Current Report on
           Form 8-K, File No. 33-60776, dated December 30, 1997.

(8)        Incorporated by reference to the exhibits to the FHGLP's Quarterly Report on Form 10-Q, File No. 33-60776 for the quarter ended March 31, 1998.

(9)        Incorporated by reference to the exhibits to the Registrant's registration statement on Form S-4, File No. 333-55755.

(10)       Incorporated by reference to the exhibits to the Registrant's Current
           Report on Form 8-K, File No. 33-60776, dated September 30, 1998.