Form 10-Q
period 1999-03-31
FALCON COMMUNICATIONS LP; FALCON FUNDING CORP
filed 1999-05-17
CIK 900346, 1060530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999
                                ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------     -----------------

           Commission File Numbers:         33-60776 and 333-55755
                                    -----------------------------------


                           FALCON COMMUNICATIONS, L.P.
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)
                           FALCON FUNDING CORPORATION*
------------------------------------------------------------------------------
           (Exact Names of Registrants as Specified in Their Charters)

      California                                         95-4654565
      California                                         95-4681480
----------------------------------------         -------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                    Identification Numbers)

 10900 Wilshire Boulevard - 15th Floor
         Los Angeles, California                           90024
----------------------------------------         -------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (310) 824-9990
               --------------------------------------------------
              (Registrants' Telephone Number, Including Area Code)

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

                                                  Yes X  No ____

Number of shares of common stock of Falcon Funding Corporation outstanding as of May 12, 1999: 1,000.

* Falcon Funding Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                         PART I - FINANCIAL INFORMATION

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  ---------------------------------------------
                  ---------------------------------------------

                                                                       December 31,       March 31,
                                                                          1998*             1999
                                                                       ------------      -----------
                                                                                         (Unaudited)
                                                                           (Dollars in Thousands)

ASSETS:
  Cash and cash equivalents                                            $   14,284         $   31,345
  Receivables:
  Trade, less allowance of $670,000 and
    $611,000 for possible losses                                           15,760             18,410
    Affiliates                                                              2,322              3,200
  Other assets                                                             16,779             22,457

  Property, plant and equipment, less accumulated depreciation
    and amortization of $320,209,000 and $332,868,000                     505,894            519,967

  Franchise cost, less accumulated
    amortization of $226,526,000 and $239,137,000                         397,727            387,458

  Goodwill, less accumulated amortization
    of $25,646,000 and $28,259,000                                        135,308            132,940

  Customer lists and other intangible costs, less
    accumulated amortization of $59,422,000 and $78,233,000               333,017            314,148

  Deferred loan costs, less accumulated amortization
    of $2,014,000 and $2,582,000                                           24,331             23,763
                                                                       ----------         ----------
                                                                       $1,445,422         $1,453,688
                                                                       ----------         ----------
                                                                       ----------         ----------
                        LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
  Notes payable                                                        $1,611,353         $1,643,447
  Accounts payable                                                         10,341              5,979
  Accrued expenses                                                         83,077             92,594
  Customer deposits and prepayments                                         2,257              2,452
  Deferred income taxes                                                     8,664              7,428
  Minority interest                                                           403                395
                                                                       ----------         ----------
TOTAL LIABILITIES                                                       1,716,095          1,752,295
                                                                       ----------         ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                               133,023            180,228
                                                                       ----------         ----------

PARTNERS' EQUITY (DEFICIT):
  General partner                                                        (408,369)          (483,238)
  Limited partners                                                          4,673              4,403
                                                                       ----------         ----------
TOTAL PARTNERS' DEFICIT                                                  (403,696)          (478,835)
                                                                       ----------         ----------
                                                                       $1,445,422         $1,453,688
                                                                       ----------         ----------
                                                                       ----------         ----------


               *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  ---------------------------------------------
                  ---------------------------------------------

                                                             Unaudited
                                                     -----------------------
                                                       Three months ended
                                                            March 31,
                                                     -----------------------
                                                       1998           1999
                                                     --------       --------
                                                      (Dollars in Thousands)

REVENUES                                             $ 64,557       $105,809
                                                     --------       --------

OPERATING COSTS AND EXPENSES:
  Programming costs                                    12,648         22,986
  Service costs                                         6,917         13,814
  General and administrative expenses                  11,678         21,010
  Depreciation and amortization                        31,079         54,426
                                                     --------       --------

    Total operating costs and expenses                 62,322        112,236
                                                     --------       --------

    Operating income (loss)                             2,235         (6,427)

OTHER INCOME (EXPENSE):
  Interest expense, net                               (20,487)       (32,445)
  Equity in net loss of investee partnerships            (248)          (110)
  Other income (expense), net                            (774)        10,848
  Income tax benefit                                      365          1,134
                                                     --------       --------

NET LOSS                                             $(18,909)      $(27,000)
                                                     --------       --------
                                                     --------       --------


   See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ---------------------------------------------
                  ---------------------------------------------


                                                             Unaudited
                                                     -----------------------
                                                       Three months ended
                                                            March 31,
                                                     -----------------------
                                                       1998           1999
                                                     --------       --------
                                                      (Dollars in Thousands)


Net cash provided by operating activities            $  2,729       $ 29,429
                                                     --------       --------

Cash flows from investing activities:
  Acquisition of cable television systems             (76,789)       (16,376)
  Capital expenditures                                (18,021)       (17,818)
  Increase in intangible assets                          (550)        (1,096)
  Other                                                    42         (2,449)
                                                     --------       --------

      Net cash used in investing activities           (95,318)       (37,739)
                                                     --------       --------

Cash flows from financing activities:
  Borrowings from notes payable                        96,472         40,000
  Repayment of debt                                    (6,638)       (14,621)
  Other                                                     -             (8)
                                                     --------       --------

      Net cash provided by financing activities        89,834         25,371
                                                     --------       --------

Net increase (decrease) in cash
  and cash equivalents                                 (2,755)        17,061

Cash and cash equivalents
  at beginning of period                               13,917         14,284
                                                     --------       --------

Cash and cash equivalents
  at end of period                                   $ 11,162       $ 31,345
                                                     --------       --------
                                                     --------       --------


     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 ---------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         Falcon Communications, L.P., a California limited partnership (the "Partnership") and successor to Falcon Holding Group, L.P. ("FHGLP"), owns and operates cable television systems serving small to medium-sized communities and the suburbs of certain cities in 23 states. On September 30, 1998, pursuant to a Contribution and Purchase Agreement dated as of December 30, 1997, as amended (the "Contribution Agreement"), FHGLP acquired the assets and liabilities of Falcon Video Communications, L.P. ("Falcon Video" or the "Falcon Video systems"), in exchange for ownership interests in FHGLP. Simultaneously with the closing of that transaction, in accordance with the Contribution Agreement, FHGLP contributed substantially all of the existing cable television system operations owned by FHGLP and its subsidiaries (including the Falcon Video systems) to the Partnership and TCI Falcon Holdings, LLC ("TCI") contributed certain cable television systems owned and operated by affiliates of TCI (the "TCI systems") to the Partnership (the "TCI Transaction"). As a result, TCI holds approximately 46% of the equity interests of the Partnership and FHGLP holds the remaining 54% and serves as the managing general partner of the Partnership. The TCI Transaction is being accounted for as a recapitalization of FHGLP into the Partnership and the concurrent acquisition by the Partnership of the TCI systems.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The interim financial statements for the three months ended March 31, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not indicative of results for the entire year.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 ---------------------------------------------

NOTE 3 - ACQUISITIONS

         In March 1998, the Partnership acquired substantially all of the assets of Falcon Classic Cable Income Properties, L.P. As discussed in Note 1, on September 30, 1998 the Partnership acquired the TCI systems and the Falcon Video systems in accordance with the Contribution Agreement. The following unaudited condensed consolidated pro forma statement of operations presents the consolidated results of operations of the Partnership as if the acquisitions had occurred at January 1, 1998 and is not necessarily indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                                     Three Months Ended
                                                       March 31, 1998
                                                     ------------------
                                                   (Dollars in Thousands)
           Revenues                                      $ 105,547
           Expenses                                       (111,268)
                                                         ---------
              Operating loss                                (5,721)
           Interest and other expenses                     (31,345)
                                                         ---------
           Net loss                                      $ (37,066)
                                                         ---------
                                                         ---------

         In January 1999, the Partnership acquired the assets of certain cable systems located in Oregon for $800,700. The acquired systems serve approximately 591 customers, and are being operated as part of the Medford region. On March 15, 1999, the Partnership acquired the assets of certain cable systems located in Utah for $6.8 million. This system serves approximately 7,928 customers and is being operated as part of the Saint George region. On March 22, 1999, the Partnership acquired the assets of the Franklin, Virginia system in exchange for the assets of its Scottsburg, Indiana systems and $8 million in cash and recognized a gain of $8.3 million. The Franklin system serves approximately 9,042 customers and the Scottsburg systems served approximately 4,507 customers. The effects of this transaction on results of operations are not material.

NOTE 4 - RECENT DEVELOPMENTS

@HOME SOLUTIONS

         On April 8, 1999, the Partnership announced that it had executed a term sheet with regard to a joint venture to be formed called @Home Solutions. The co-venturers will be @Home Corporation, 3Com, Cisco Systems, Inc. and Motorola, Inc. @Home Solutions will offer turnkey, fully managed and comprehensive high speed Internet access to cable operators serving small to medium-sized communities, including the Partnership.

         In connection with its interest in @Home Solutions, the Partnership also announced that @Home Solutions and @Home will have access to approximately 1.2 million of the Partnership's homes passed for high-speed Internet access services.

         The Partnership will, subject to certain conditions being met, receive a convertible note from @Home Solutions with respect to the pending investment of $5 million in the joint venture. The convertible note will mature in six years, have a yield to maturity of 7% and be convertible into the common stock of @Home Solutions in years three through six.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 ---------------------------------------------

NOTE 4 - RECENT DEVELOPMENTS (CONTINUED)

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

NOTE 5 - SALE OF SYSTEMS

         On March 1, 1999, the Partnership contributed $2.4 million cash and certain systems located in Oregon with a net book value of $5.6 million to a joint venture with Bend Cable Communications, Inc., who manages the joint venture. The Partnership owns 17% of the joint venture. These systems had been acquired from Falcon Classic in March 1998, and served approximately 3,471 subscribers at March 1, 1999. On March 26, 1999, the Partnership sold certain systems serving approximately 2,550 subscribers in Kansas for $3.2 million and recognized a gain of $2.5 million.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the Telecommunications Act of 1996 ended regulation of cable programming service tier rates on March 31, 1999. The FCC, Congress or other regulatory authorities could take actions in the future that could negatively impact the Partnership's business. Accordingly, the historical financial results described below are not necessarily indicative of future performance.

         REVENUE. Substantially all of the Partnership's revenue is earned from subscriber fees for cable television programming services, the sale of advertising, commissions for products sold through home shopping networks, fees for ancillary services, such as the rental of set top and remote control devices and installations.

         OPERATING COSTS AND EXPENSES. The Partnership's operating costs and expenses consist of programming expenses, service costs, general and administrative expenses and depreciation and amortization expense. Programming expenses have historically increased at rates in excess of inflation due to system acquisitions, as well as increases in the number, quality and costs of programming services offered. Service costs primarily include expenses related to wages and employee benefits of technical personnel, franchise fees, copyright fees, property taxes, electricity, systems supplies and vehicles. General and administrative expenses include wages and employee benefits of customer service, accounting and administrative personnel, marketing and advertising costs and expenses related to billing, payment processing, office administration, insurance and corporate overhead. Depreciation and amortization expense relates to depreciation of tangible assets and the amortization of intangible costs.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, acquisition transactions, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 and the other periodic reports and registration statements filed by FHGLP and the Partnership with the Securities and Exchange Commission from time to time for additional information regarding such matters and the effect thereof on the Partnership's business.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

RESULTS OF OPERATIONS

         The following table sets forth the historical statement of operations data and the components of net earnings and EBITDA expressed as a percentage of revenue for the periods indicated.

                                                            Unaudited
                                                       --------------------
                                                        Three Months Ended
                                                            March 31,
                                                       --------------------
                                                        1998          1999
                                                       ------        ------
Statement of Operations Data:
   Revenue                                             100.0%        100.0%
                                                       ------        ------
   Operating costs and expenses:
         Programming costs                              19.6%         21.7%
         Service costs                                  10.7%         13.1%
         General and administrative expenses            18.1%         19.9%
         Depreciation and amortization                  48.1%         51.4%
                                                       ------        ------
         Total operating costs and expenses             96.5%        106.1%
                                                       ------        ------
   Operating income (loss)                               3.5%         (6.1%)
   Interest expense, net                               (31.7%)       (30.7%)
   Other income (expense)                               (1.0%)        11.2%
                                                       ------        ------
   Net loss                                            (29.2%)       (25.6%)
                                                       ------        ------
                                                       ------        ------
   EBITDA                                               51.6%         45.3%

         The Partnership's revenues increased from $64.6 million to $105.8 million, or by 63.9%, for the three months ended March 31, 1999 compared to the corresponding period in 1998. Of the $41.2 million net increase in revenues, $29.9 million was due to the acquisition in September 1998 of the TCI systems, $8 million was due to the acquisition in September 1998 of the Falcon Video systems and $4.2 million was due to the acquisition in March and July 1998 of the Falcon Classic systems. These increases were partially offset by decreases of $797,000 related to reductions in the number of regulated and premium subscriptions for cable service and $690,000 in management fees. As of March 31, 1999, the Partnership had approximately 1,001,000 basic subscribers and 287,000 premium service units.

         Management and consulting fees earned by the Partnership decreased from $1.1 million to $399,000 for the three months ended March 31, 1999 compared to the corresponding period in 1998 primarily due to the Partnership's acquisition of cable systems it managed. Of the total reduction, $381,000 related to the acquisition of the Falcon Video systems, $190,000 related to the acquisition of Falcon Classic and $119,000 was due to a reduction in the amounts received from Enstar Communications Corporation, the general partner of partnerships owning approximately 93,000 subscribers that are managed by the Partnership.

         Programming costs increased from $12.6 million to $23 million, or by 81.7%, for the three months ended March 31, 1999 compared to the corresponding period in 1998. Of the $10.3 million increase in programming fees paid to program suppliers (including primary satellite fees), $8.6 million related to the acquisition of the TCI systems, $1.7 million related to the acquisition of the Falcon Video

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

RESULTS OF OPERATIONS (CONTINUED)

systems and $854,000 related to the acquisition of the Falcon Classic systems. These increases were partially offset by reduced fees caused by reductions in the number of subscriptions for cable service.

         Service costs increased from $6.9 million to $13.8 million, or by 99.7%, for the three months ended March 31, 1999 compared to the corresponding period in 1998. Service costs represent costs other than programming costs that are directly attributable to providing cable services to customers. Of the $6.9 million increase in service costs, $4.3 million related to the acquisition of the TCI systems, $1 million related to the acquisition of Falcon Video systems and $712,000 related to the acquisition of the Falcon Classic systems.

         General and administrative expenses increased from $11.7 million to $21 million, or by 79.9%, for the three months ended March 31, 1999 compared to the corresponding period in 1998. Of the $9.3 million increase, $6.5 million related to the acquisitions of the TCI systems, Falcon Video systems and the Falcon Classic systems ($4.8 million, $1.1 million and $549,000, respectively), and approximately $2.6 million resulted from non-cash deferred compensation expenses recorded in March 1999.

         Depreciation and amortization expense increased from $31.1 million to $54.4 million, or by 75.1%, for the three months ended March 31, 1999 compared to the corresponding period in 1998. Of the $23.3 million increase in depreciation and amortization expense, $17.6 million was due to the acquisition of the TCI systems, $4.8 million was due the acquisition of the Falcon Video systems and $2.6 million was due to the acquisition of the Falcon Classic systems.

         Operating income decreased from $2.2 million of income for the three months ended March 31, 1998 to $6.4 million of loss for the three months ended March 31, 1999, or by 387.6%. The $8.6 million decrease was principally due to the depreciation and amortization expense associated with the acquisition of the TCI systems, the Falcon Video systems and the Falcon Classic systems (which had a combined operating loss of $5.4 million) and to non-cash deferred compensation expense as discussed above.

         Interest expense, net, including the effects of interest rate hedging agreements, increased from $20.5 million to $32.4 million, or by 58.4%, for the three months ended March 31, 1999 compared to the corresponding period in 1998. The $11.9 million increase in interest expense related primarily to higher average debt balances outstanding partially offset by the effect of lower average interest rates (7.5% during the three months ended March 31, 1999 compared to 8.8% during the corresponding period in 1998). Non-cash interest expense associated with the Partnership's senior discount debentures amounted to $6.7 million for the three months ended March 31, 1999. Interest rate hedging agreements resulted in additional interest expense of $1.3 million during the three months ended March 31, 1999 compared to additional interest expense of $53,000 during the corresponding period in 1998. Additionally, the Partnership recorded approximately $781,000 net interest expense related to the October 1998 termination of certain interest rate swap arrangements.

         Other expense, net, changed from $774,000 of expense for the three months ended March 31, 1998 to $10.8 million of income for the corresponding period in 1999. The $11.6 million change was primarily related to gains realized from the exchange of cable systems located in Indiana ($8.5 million) and Kansas ($2.5 million).

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

RESULTS OF OPERATIONS (CONTINUED)

         Due to the factors described above, the Partnership's net loss increased from $18.9 million to $27 million, or by 42.8%, for the three months ended March 31, 1999 compared to the corresponding period in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the Partnership's primary debt instruments use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the Partnership's definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA increased from $33.3 million in 1998 to $48 million in 1999, or by 44.1%. EBITDA as a percentage of revenues decreased from 51.6% to 45.4% for the three months ended March 31, 1999 compared to the corresponding period in 1998. The decrease was primarily caused by the impact of the systems acquired from TCI (which had an EBITDA margin of 40.8% for the 1999 period), as well as by non-cash deferred compensation costs and increases in programming costs in excess of revenue increases, as described above.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Partnership's primary need for capital has been to acquire cable systems, to finance plant extensions, rebuilds and upgrades and to add addressable set top devices to certain of its cable systems. The Partnership spent $96.4 million during 1998 on capital expenditures. Management's current plan calls for capital expenditures of approximately $190 million in 1999, consisting of approximately $111 million to rebuild and upgrade certain cable systems and $79 million for line extensions and other new equipment. The Partnership plans to finance capital expenditures with cash flow from operations and borrowings under its bank credit facility, subject to its ability to remain in compliance with certain covenants of the bank credit facility, the indenture for the Partnership's outstanding debentures and the partnership agreement. The Partnership's proposed spending plans are frequently reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in its debt and partnership agreement), franchise requirements, competitive circumstances and other factors.

         The bank credit facility entered into on June 30, 1998 provides for maximum committed available borrowings of $1.15 billion, reducing to $827.5 million at December 31, 2004. As of March 31, 1999, the amount outstanding under the bank credit facility was $951.8 million and, subject to complying with covenants, the Partnership had available to it additional committed borrowing capacity (excluding the supplemental credit facility) of approximately $194 million. However, limitations imposed by the Partnership's partnership agreement would limit available borrowings at March 31, 1999 to $33 million. The bank credit facility requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow, and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

borrowings thereunder plus any additional borrowings of the Partnership, including the debentures, for a two-year period. As of March 31, 1999 borrowings under the bank credit facility bore interest at an average rate of 7.21% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at March 31, 1999 of $1.5 billion. Agreements in effect at March 31, 1999 totaled $885 million, with the remaining $575 million to become effective as certain of the existing contracts mature during 1999 through October of 2004. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire at various times through October 2006. In addition to these agreements, the Partnership has one interest rate swap contract with a notional amount of $25 million under which it pays variable LIBOR rates and receives fixed rate payments.

         The Partnership's earnings are affected by changes in short-term interest rates applied to the portion of the Partnership's debt that is not protected by hedging agreements. Because most of the Partnership's debt is protected by hedging agreements, a 1% change in average interest rates would have an immaterial impact on the Partnership's reported interest expense for the three months ended March 31, 1999.

         The bank credit facility also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. The Partnership's management believes that it was in compliance with all such requirements as of March 31, 1999. Management believes that borrowings under the credit facility together with cash flow from operations will be adequate to meet the Partnership's liquidity needs for the foreseeable future.

         The Partnership has outstanding $375 million aggregate principal amount of the senior debentures and $435.2 million aggregate principal amount at maturity of the senior discount debentures. Semiannual interest payments with respect to the senior debentures are approximately $15.7 million. Interest on the senior discount debentures accrete semiannually until April 15, 2003, unless the Partnership elects to pay cash interest. After April 15, 2003, semiannual cash interest payments will be approximately $35.9 million in the aggregate. The Partnership anticipates that cash flow from operations and, if necessary, borrowings under the bank credit facility (or a successor credit facility) will continue to be adequate to meet its interest payment obligations under the debentures.

         In 1998, the Partnership repurchased all of its outstanding 11% senior subordinated notes due 2003. In connection with the decision to make interest payments on these notes in cash and the anticipated redemption of the notes, the Partnership entered into various interest rate swap agreements with three banks on February 10, 1998 in order to reduce the interest cost. Based on the May 19, 1998 tender and the September 15, 1998 redemption, the Partnership terminated these agreements on October 2, 1998. In consideration of the termination, the Partnership entered into a new agreement with a notional principal amount of $297.7 million that requires it to pay a fixed rate of 5.97% and receive interest at variable LIBOR-based rates for the period of October 2, 1998 through October 2, 2006, although the bank has the option to terminate the contract beginning October 2, 2000.

         The Partnership is a separate, stand-alone holding company which employs all of the management personnel for its cable television systems. All of the Falcon systems are owned by the

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

subsidiaries of the Partnership. Accordingly, to fund its operations and to pay its expenses, including interest expense, the Partnership is financially dependent on the receipt of funds from its subsidiaries, management fees from domestic cable ventures, and on the reimbursement of specified expenses by Enstar Communications Corporation. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. The bank credit facility permits the Partnership's subsidiaries to remit to the Partnership no more than 4.5% of their net cable revenues in any year. For the three months ended March 31, 1999, the Partnership's credit agreements permitted its subsidiaries to remit approximately $4.7 million to the Partnership, and $4.6 million was actually remitted. As a result of the 1998 acquisition of the Falcon Video and Falcon Classic systems, the Partnership will no longer receive management fees and reimbursed expenses from Falcon Classic or receive management fees from Falcon Video. Receivables from such affiliated systems for services and reimbursements described above amounted to approximately $3.2 million at March 31, 1999.

         The Partnership has historically pursued a strategy of seeking to acquire attractive acquisition candidates, with an emphasis on the acquisition of systems which can be integrated with its existing operations. Over the past few years, the Partnership has emphasized the acquisition of its affiliated systems due to its familiarity with these assets and because, in many cases, these assets were already operationally integrated with the Partnership's systems located nearby. The Partnership cannot predict whether it will have access to adequate capital in the future to make further acquisitions of cable systems. The Partnership frequently considers opportunities to sell assets that it views as non-strategic.

         In October 1998, the Partnership reinstated third-party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure the Partnership against catastrophic losses, if any, in future periods.

         THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Cash provided by operating activities (including interest expense and management fee income) increased from $2.7 million to $29.4 million for the three months ended March 31, 1999 compared to the corresponding period in 1998, an increase of $26.7 million. The increase resulted primarily from a net increase of $20 million in other operating items (receivables, other assets, payables, accrued expenses and subscriber deposits and prepayments) and to $6.7 million non-cash interest expense recorded in 1999 related to the senior discount debentures.

         Cash used in investing activities decreased from $95.3 million to $37.7 million, or by 60.4%, for the three months ended March 31, 1999 compared to the corresponding period in 1998. The $57.6 million decrease was primarily due to the 1998 acquisition of the Falcon Classic assets for $76.8 million partially offset by increases of $16.4 million related to the 1999 acquisition of certain cable systems located in Virginia, Utah and Oregon ($8 million, $6.8 million and $800,700, respectively) and a $2.4 million investment in a joint venture with Bend Cable Communications, Inc.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Cash from financing activities decreased from a $89.8 million to $25.4 million, or by 71.8%, for the three months ended March 31, 1999 compared to the corresponding period in 1998. The decrease was primarily related to decreases in net borrowings of approximately $64.6 million in 1999.

YEAR 2000

         During the first quarter of 1999, the Partnership's management continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

         Based on a study conducted in 1997, the Partnership's management concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. Replacement costs are capitalized in accordance with generally accepted accounting principles and amortized over the lives of the assets. Maintenance costs are expensed as incurred. The Partnership's management installed the new systems in the first quarter of 1999. The Partnership is continuing to utilize internal and external resources to extend the functionality of the new systems. The total anticipated cost, including replacement software and hardware, is expected to be approximately $2.2 million and is being funded through operating cash flow. As of March 31, 1999, the Partnership had spent approximately $1.8 million. The Partnership does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify or address Year 2000 issues.

         Additionally, the Partnership has continued to inventory its operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment prior to January 1, 2000. Upgrade or replacement, testing and implementation will be performed over the remaining months of 1999. The cost of such replacement or remediation is currently estimated to be $5.6 million, none of which had been incurred as of March 31, 1999. The Partnership plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

         The Partnership has continued to survey its significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Approximately 80% of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products. Additional compliance information has been obtained for specific products from vendor Web sites. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to the Partnership's inquiries regarding their Year 2000 compliance programs or have responded that they

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

         The Partnership is developing a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan has focused on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    (SUCCESSOR TO FALCON HOLDING GROUP, L.P.)

PART II.       OTHER INFORMATION

ITEMS 1-5.     Not applicable.

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)  Financial Data Schedule

               (b)  Reports on Form 8-K
                    None.

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

                             FALCON COMMUNICATIONS, L.P.

                                      By:    Falcon Holding Group, L.P.
                                             General Partner

                                      By:    Falcon Holding Group, Inc., its
                                             General Partner

Date: May 17, 1999                    By:    /s/ Michael K. Menerey
                                             --------------------------------
                                             Michael K. Menerey, Executive
                                             Vice President, Secretary and
                                             Chief Financial Officer



                              FALCON FUNDING CORPORATION

Date: May 17, 1999                    By:    /s/ Michael K. Menerey
                                             --------------------------------
                                             Michael K. Menerey, Chief
                                             Financial Officer and Secretary