Form 10-Q
period 1999-06-30
FALCON COMMUNICATIONS LP; FALCON FUNDING CORP
filed 1999-08-13
CIK 900346, 1060530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------    -----------------

                 Commission File Numbers:    33-60776 and 333-55755
                                          ---------------------------

                           FALCON COMMUNICATIONS, L.P.
                           FALCON FUNDING CORPORATION*
-------------------------------------------------------------------------------
           (Exact Names of Registrants as Specified in Their Charters)

          California                                      95-4654565
          California                                      95-4681480
-------------------------------               ---------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
 Incorporation or Organization)                            Numbers)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                              90024
----------------------------------------      ---------------------------------
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
                                    Yes  X  No
                                        ---    ---

Number of shares of common stock of Falcon Funding Corporation outstanding as of August 9, 1999: 1,000.

* Falcon Funding Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                         PART I - FINANCIAL INFORMATION

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 ----------------------------------------------

                                                                     December 31,        June 30,
                                                                        1998*              1999
                                                                     ------------      ------------
                                                                                        (Unaudited)
                                                                        (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                         $     14,284      $     11,852
   Receivables:
   Trade, less allowance of $670,000 and
     $699,000 for possible losses                                          15,760            19,102
      Affiliates                                                            2,322             6,949
   Other assets                                                            16,779            35,007

   Property, plant and equipment, less accumulated depreciation
     and amortization of $320,209,000 and $349,316,000                    505,894           522,587

   Franchise cost, less accumulated
     amortization of $226,526,000 and $251,998,000                        397,727           384,197

   Goodwill, less accumulated amortization
     of $25,646,000 and $30,547,000                                       135,308           133,480

   Customer lists and other intangible costs, less
     accumulated amortization of $59,422,000 and $97,912,000              333,017           300,314

   Deferred loan costs, less accumulated amortization
     of $2,014,000 and $2,352,000                                          24,331            23,354
                                                                     ------------      ------------
                                                                     $  1,445,422      $  1,436,842
                                                                     ============      ============
                        LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
   Notes payable                                                     $  1,611,353      $  1,665,676
   Accounts payable                                                        10,341             6,088
   Accrued expenses                                                        83,077           138,804
   Customer deposits and prepayments                                        2,257             2,630
   Deferred income taxes                                                    8,664             2,287
   Minority interest                                                          403               387
                                                                     ------------      ------------
TOTAL LIABILITIES                                                       1,716,095         1,815,872
                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PARTNERS' EQUITY                                               133,023           400,471
                                                                     ------------      ------------

PARTNERS' EQUITY (DEFICIT):
   General partner                                                       (408,369)         (783,100)
   Limited partners                                                         4,673             3,599
                                                                     ------------      ------------
TOTAL PARTNERS' DEFICIT                                                  (403,696)         (779,501)
                                                                     ------------      ------------
                                                                     $  1,445,422      $  1,436,842
                                                                     ============      ============

               *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 -----------------------------------------------

                                                                       Unaudited
                                                             ----------------------------
                                                                  Three months ended
                                                                       June 30,
                                                             ----------------------------
                                                                 1998            1999
                                                             ------------    ------------
                                                                (Dollars in Thousands)
REVENUES                                                     $     68,775    $    106,396
                                                             ------------    ------------

OPERATING COSTS AND EXPENSES:
   Programming costs                                               13,285          24,247
   Service costs                                                    7,207          11,731
   General and administrative expenses                             12,838          21,369
   Equity-based deferred compensation                                   -          42,000
   Depreciation and amortization                                   32,927          55,622
                                                             ------------    ------------

        Total operating costs and expenses                         66,257         154,969
                                                             ------------    ------------

        Operating income (loss)                                     2,518         (48,573)

OTHER INCOME (EXPENSE):
   Interest expense, net                                          (24,212)        (32,407)
   Equity in net income (loss) of investee partnerships               (18)            273
   Other expense, net                                                 (50)         (1,041)
   Income tax benefit                                               1,466           1,325
                                                             ------------    ------------

Net loss before extraordinary items                               (20,296)        (80,423)

Extraordinary items                                               (28,412)              -
                                                             ------------    ------------

NET LOSS                                                     $    (48,708)   $    (80,423)
                                                             ============      ============


     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 -----------------------------------------------

                                                                      Unaudited
                                                             ----------------------------
                                                                   Six months ended
                                                                       June 30,
                                                             ----------------------------
                                                                 1998            1999
                                                             ------------    ------------
                                                                 (Dollars in Thousands)
REVENUES                                                     $    133,332    $    212,205
                                                             ------------    ------------

OPERATING COSTS AND EXPENSES:
   Programming costs                                               25,933          47,233
   Service costs                                                   14,124          25,545
   General and administrative expenses                             24,516          39,779
   Equity-based deferred compensation                                   -          44,600
   Depreciation and amortization                                   64,006         110,048
                                                             ------------    ------------

        Total operating costs and expenses                        128,579         267,205
                                                             ------------    ------------

        Operating income (loss)                                     4,753         (55,000)

OTHER INCOME (EXPENSE):
   Interest expense, net                                          (44,699)        (64,852)
   Equity in net income (loss) of investee partnerships              (266)            163
   Other income (expense), net                                       (824)          9,807
   Income tax benefit                                               1,831           2,459
                                                             ------------    ------------

Net loss before extraordinary items                               (39,205)       (107,423)

Extraordinary items                                               (28,412)              -
                                                             ------------    ------------

NET LOSS                                                     $    (67,617)   $   (107,423)
                                                             ============      ============


See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 -----------------------------------------------

                                                                       Unaudited
                                                            ------------------------------
                                                                   Six months ended
                                                                       June 30,
                                                            ------------------------------
                                                                1998              1999
                                                            ------------      ------------
                                                                (Dollars in Thousands)
Net cash provided by operating activities                   $     13,558      $     36,697
                                                            ------------      ------------

Cash flows from investing activities:
   Acquisition of cable television systems                       (76,789)          (16,450)
   Capital expenditures                                          (38,609)          (59,034)
   Increase in intangible assets                                  (1,102)           (2,151)
   Other                                                           1,065            (2,107)
                                                            ------------      ------------

             Net cash used in investing activities              (115,435)          (79,742)
                                                            ------------      ------------

Cash flows from financing activities:
   Borrowings from notes payable                               1,445,957            68,500
   Repayment of debt                                          (1,224,683)          (27,871)
   Deferred loan costs                                           (23,944)              (16)
   Other                                                              83                 -
                                                            ------------      ------------

             Net cash provided by financing activities           197,413            40,613
                                                            ------------      ------------

Net increase (decrease) in cash
   and cash equivalents                                           95,536            (2,432)

Cash and cash equivalents
   at beginning of period                                         13,917            14,284
                                                            ------------      ------------

Cash and cash equivalents
   at end of period                                         $    109,453      $     11,852
                                                            ============      ============


         See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     Falcon Communications, L.P., a California limited partnership (the "Partnership") and successor to Falcon Holding Group, L.P. ("FHGLP"), owns and operates cable television systems serving small to medium-sized communities and the suburbs of certain cities in 23 states. On September 30, 1998, pursuant to a Contribution and Purchase Agreement dated as of December 30, 1997, as amended (the "Contribution Agreement"), FHGLP acquired the assets and liabilities of Falcon Video Communications, L.P. ("Falcon Video" or the "Falcon Video systems"), in exchange for ownership interests in FHGLP. Simultaneously with the closing of that transaction, in accordance with the Contribution Agreement, FHGLP contributed substantially all of the existing cable television system operations owned by FHGLP and its subsidiaries (including the Falcon Video systems) to the Partnership and TCI Falcon Holdings, LLC ("TCI") contributed certain cable television systems owned and operated by affiliates of TCI (the "TCI systems") to the Partnership (the "TCI Transaction"). In March 1999, AT&T and Tele-Communications, Inc. completed a merger under which Tele-Communications, Inc. became a unit of AT&T called AT&T Broadband & Internet Services, which became the owner of TCI Falcon Holdings, LLC as a result of the merger. As a result, AT&T Broadband and Internet Services holds approximately 46% of the equity interests of the Partnership and FHGLP holds the remaining 54% and serves as the managing general partner of the Partnership. The TCI Transaction has been accounted for as a recapitalization of FHGLP into the Partnership and the concurrent acquisition by the Partnership of the TCI systems.

     On May 26, 1999, the Partnership and Charter Communications ("Charter") announced a definitive agreement in which Charter will acquire the Partnership in a cash and stock transaction valued at approximately $3.6 billion. Closing of the pending sale is subject to obtaining all necessary government approvals, and is anticipated to take place in the fourth quarter of 1999.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

     The interim financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1999 are not indicative of results for the entire year.

NOTE 3 - REDEEMABLE PARTNERS' EQUITY

     Redeemable partners' equity has been adjusted as of June 30, 1999 based on the estimated redemption value to be recognized from the pending sale to Charter.

NOTE 4 - EQUITY-BASED DEFERRED COMPENSATION

     In connection with the pending sale of the Partnership to Charter discussed in Note 1, the Partnership recorded a non-cash charge of $42 million during the three months ended June 30, 1999 related to both the 1993 Incentive Performance Plan ($17.2 million) and the 1999 Employee Restricted Unit Plan ($24.8 million). The amounts were determined based on the value of the underlying ownership units, as established by the pending sale of the Partnership to Charter. $2.6 million of additional compensation related to the 1993 Incentive Performance Plan was recorded in the three

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 4 - EQUITY-BASED DEFERRED COMPENSATION (CONTINUED)

months ended March 31, 1999 based on management's estimate of the increase in value of the underlying ownership interests since December 31, 1998. Payments under the plans are subject to closing of the sale to Charter, and will be paid from net sales proceeds. The total deferred compensation of $44.6 million under these plans is included in accrued expenses.

NOTE 5 - ACQUISITIONS

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

                                         Three            Six
                                      Months Ended    Months Ended
                                      June 30, 1998   June 30, 1998
                                     ------------    ------------
                                         (Dollars in Thousands)

Revenues                             $    108,090    $    213,639
Expenses                                 (108,745)       (221,238)
                                     ------------    ------------
   Operating loss                            (655)         (7,599)
Interest and other expenses               (31,168)        (63,951)
                                     ------------    ------------

Loss before extraordinary items      $    (31,823)   $    (71,550)
                                     ============    =============

     In January 1999, the Partnership acquired the assets of certain cable systems located in Oregon for $800,700. The acquired systems serve approximately 591 customers, and are being operated as part of the Medford region. On March 15, 1999, the Partnership acquired the assets of certain cable systems located in Utah for $6.8 million. This system serves approximately 7,928 customers and is being operated as part of the St. George region. On March 22, 1999, the Partnership acquired the assets of the Franklin, Virginia system in exchange for the assets of its Scottsburg, Indiana systems and $8 million in cash and recognized a gain of $8.3 million. The Franklin system serves approximately 9,042 customers and the Scottsburg systems served approximately 4,507 customers. The effects of this transaction on results of operations are not material. On July 30, 1999, the Partnership acquired the assets of certain cable systems serving 6,500 customers located in Oregon for $9.5 million.

NOTE 6 - RECENT DEVELOPMENTS

     On April 8, 1999, the Partnership announced that it had executed a term sheet with regard to a joint venture to be formed called @Home Solutions which would offer turnkey, fully managed and comprehensive high speed Internet access to cable operators serving small to medium-sized

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 ----------------------------------------------

NOTE 6 - RECENT DEVELOPMENTS (CONTINUED)

communities, including the Partnership. In connection with the sale of the Partnership to Charter as discussed in Note 1, the Partnership withdrew from the @Home Solutions joint venture and reimbursed @Home Solutions $500,000 for costs incurred.

NOTE 7 - SALE OF SYSTEMS

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

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Cable Television Consumer Protection and Competition Act of 1992 required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on our revenues and cash flow. The Telecommunications Act of 1996 substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the Telecommunications Act of 1996 ended regulation of cable programming service tier rates on March 31, 1999. The FCC, Congress or other regulatory authorities could take actions in the future that could negatively impact the Partnership's business. Accordingly, the historical financial results described below are not necessarily indicative of future performance.

     REVENUE. Substantially all of our revenue is earned from subscriber fees for cable television programming services, the sale of advertising, commissions for products sold through home shopping networks, fees for ancillary services (such as the rental of set top and remote control devices), and installations.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of programming expenses, service costs, general and administrative expenses and depreciation and amortization expense. Programming expenses have historically increased at rates in excess of inflation due to system acquisitions, as well as increases in the number, quality and costs of programming services offered. Service costs primarily include expenses related to wages and employee benefits of technical personnel, franchise fees, copyright fees, property taxes, electricity, systems supplies and vehicles. General and administrative expenses include wages and employee benefits of customer service, accounting and administrative personnel, marketing and advertising costs and expenses related to billing, payment processing, office administration, insurance and corporate overhead. Depreciation and amortization expense relates to depreciation of tangible assets and the amortization of intangible costs.

     This report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, acquisition transactions, competition, capital needs and general business conditions applicable to us. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our annual report on Form 10-K for the year ended December 31, 1998 and the other periodic reports and registration statements filed by Falcon Holding Group, L.P. and Falcon Communications, L.P. with the Securities and Exchange Commission from time to time for additional information regarding such matters and the effect thereof on our business.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES


RESULTS OF OPERATIONS

     The following table sets forth the historical statement of operations data and the components of net earnings and EBITDA expressed as a percentage of revenue for the periods indicated.

                                                                        Unaudited
                                                  ------------------------------------------------------
                                                      Three months Ended           Six months Ended
                                                           June 30,                    June 30,
                                                  --------------------------  --------------------------
                                                     1998          1999          1998          1999
                                                  ------------  ------------  ------------  ------------
Statement of Operations Data:
   Revenue                                           100.0%        100.0%        100.0%        100.0%
                                                  ------------  ------------  ------------  ------------
   Operating costs and expenses:
     Programming costs                                19.3%         22.8%         19.4%         22.3%
     Service costs                                    10.5%         11.0%         10.6%         12.0%
     General and administrative expenses              18.7%         20.1%         18.4%         18.7%
     Depreciation and amortization                    47.9%         52.3%         48.0%         51.9%
     Equity-based deferred compensation                  -          39.5%            -          21.0%
                                                  ------------  ------------  ------------  ------------
     Total operating costs and expenses               96.4%        145.7%         96.4%        125.9%
                                                  ------------  ------------  ------------  ------------

   Operating income (loss)                             3.6%        (45.7%)         3.6%        (25.9%)

   Interest expense, net                             (35.2%)       (30.5%)       (33.5%)       (30.6%)

   Other income                                        2.0%          0.5%          0.6%          5.9%
                                                  ------------  ------------  ------------  ------------

   Net loss before extraordinary items               (29.6%)       (75.7%)       (29.3%)       (50.6%)

   Extraordinary items                               (41.3%)           -         (21.3%)           -
                                                  ------------  ------------  ------------  ------------

   Net Loss                                          (70.9%)       (75.7%)       (50.6%)       (50.6%)
                                                  ============  ============  ============  ============

   EBITDA                                             51.5%         (6.6%)        51.6%         26.0%

     Our revenues increased from $68.8 million to $106.4 million, or by 54.7%, and from $133.3 million to $212.2 million, or by 59.2%, for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. Of the $37.6 million net increase in revenues for the three months ended June 30, 1999 as compared to the corresponding period in 1998, $30.5 million was due to the acquisition in September 1998 of the TCI systems, $8.7 million was due to the acquisition in September 1998 of the Falcon Video systems and $384,000 was due to the acquisition in July 1998 of the rest of the Falcon Classic systems. These increases were partially offset by decreases of $1.3 million related to reductions in the number of regulated and premium subscriptions for cable service and to a $554,000 reduction in management fees. Of the $78.9 million net increase in revenues for the six months ended June 30, 1999 compared to the corresponding period in 1998, $60.5 million was due to the acquisition of the TCI systems, $16.7 million was due to the acquisition of the Falcon Video systems, $4.6 million was due to the acquisition in July 1998 of the Falcon Classic systems and $440,000 was due to increases in regulated service rates implemented during 1998 and 1999. These increases were partially offset by decreases of $2.1 million related to reductions in the number of regulated and premium subscriptions for cable service and to a $1.2 million reduction in management fees. As of June 30, 1999, we had approximately 1,008,000 basic subscribers and 276,000 premium service units.

     Management and consulting fees decreased from $1.0 million to $397,000 and from $2 million to $796,000 for the three and six months ended June 30, 1999 compared to the corresponding periods

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES in 1998 primarily due to our acquisition of cable systems we managed. Of the total reduction for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998, $431,000 and $811,000 related to the acquisition of the Falcon Video systems, $189,000 for the six months ended June 30, 1999 related to the acquisition of the Falcon Classic systems and $123,000 and $242,000 was due to a reduction in the amounts received from Enstar Communications Corporation, the general partner of partnerships owning approximately 93,000 subscribers that we manage.

     Programming costs increased from $13.3 million to $24.2 million, or by 82.0%, and from $25.9 million to $47.2 million, or by 82.2%, for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. Of the $10.9 million and $21.3 million increase in programming fees paid to programming suppliers (including primary satellite fees) for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998, $8.8 million and $17.4 million related to the acquisition of the TCI systems, $1.9 million and $3.6 million related to the acquisition of the Falcon Video systems and $936,000 for the six month period only related to the acquisition of the Falcon Classic systems. These increases were partially offset by reductions in the number of subscriptions for cable service and by reductions in rates payable for certain programming services due to the TCI transaction.

     Service costs increased from $7.2 million to $11.7 million, or by 62.5%, and from $14.1 million to $25.5 million, or by 80.9%, for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. Service costs represent costs other than programming costs that are directly attributable to providing cable services to customers. Of the $4.5 million and $11.4 million increase in service costs, for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998, $3.6 million and $7.8 million related to the acquisition of the TCI systems, $943,000 and $1.9 million related to the acquisition of Falcon Video systems and $709,000 for the six months ended June 30, 1999 related to the acquisition of the Falcon Classic systems. The remainder of the increase in service costs for the six months ended June 30, 1999 were the result of increases in a number of categories, primarily personnel costs and property taxes.

     General and administrative expenses increased from $12.8 million to $21.4 million, or by 67.2 %, and from $24.5 million to $39.8 million, or by 62.4%, for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. Of the $8.6 million increase for the three months ended June 30, 1999 compared to the corresponding period in 1998, $5.6 million related to the acquisition of the TCI systems, $1.2 million related to the acquisition of Falcon Video systems, $820,000 related to personnel costs and $768,000 related to increases in other general and administrative expenses, primarily related to workman's compensation claims recorded during 1999. Of the $15.3 million increase for the six months ended June 30, 1999, $10.5 million related to the acquisition of the TCI systems, $2.3 million related to the acquisition of the Falcon Video systems, $1.5 million related to increases in personnel costs and $607,000 related to the acquisition of the Falcon Classic systems.

     As discussed in Note 4 to the financial statements, we recorded a non-cash charge of $42 million during the three months ended June 30, 1999 related to both the 1993 Incentive Performance Plan ($17.2 million) and the 1999 Employee Restricted Unit Plan ($24.8 million). In the three months ended March 31, 1999, $2.6 million related to the 1993 Incentive Performance Plan was recorded.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

Payments under the plans are subject to closing of our pending sale to Charter, and will be paid from net sales proceeds.

     Depreciation and amortization expense increased from $32.9 million to $55.6 million, or by 69.0%, and from $64 million to $110 million, or by 71.9%, for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. Of the $22.7 million and $46 million increase in depreciation and amortization expense for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998, $17.6 million and $35.2 million related to the acquisition of the TCI systems, $5.1 million and $9.9 million related to the acquisition of the Falcon Video systems, $240,000 and $2.9 million related to the acquisition of the Falcon Classic systems. These increases were partially offset by accelerated depreciation related to asset retirements.

     Operating income of $2.5 million and $4.8 million changed to operating loss of $48.6 million and $55 million for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. The $51.1 million and $59.8 million changes were principally due to the equity-based deferred compensation expense discussed above and to the depreciation and amortization expense associated with the acquisition of the TCI, Falcon Video and Falcon Classic systems (which had a combined operating loss of $5.5 million and $12 million for the three and six month periods in 1999).

     Interest expense, net, including the effects of interest rate hedging agreements, increased from $24.2 million to $32.4 million, or by 33.9%, and from $44.7 million to $64.9 million, or by 45.2%, for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. The increases were primarily due to higher average debt balances outstanding partially offset by the effect of lower average interest rates (7.4% and 7.5% during the three and six months ended June 30, 1999 compared to 9.4% and 9.1% during the corresponding periods in 1998). Non-cash interest expense associated with our senior discount debentures amounted to $7 million and $13.7 million for the three and six months ended June 30, 1999. Interest rate hedging agreements resulted in additional interest expense of $1.8 million and $3.2 million during the three and six months ended June 30, 1999 compared to additional interest expense of $162,000 and $215,000 during the corresponding periods in 1998.

     Other expense, net, increased from $50,000 to $1.0 million for the three months ended June 30, 1999 and changed from $824,000 of expense to $9.8 million of income for the six months ended June 30, 1999 compared to the corresponding periods in 1998. We recorded $804,000 of expenses during the second quarter of 1999 related to our pending sale to Charter. The change for the six months ended June 30, 1999 as compared to the corresponding period in 1998 was primarily related to the recognition of $11 million gain from the exchange of cable systems located in Indiana ($8.5 million) and Kansas ($2.5 million) during the first quarter of 1999.

     Due to the factors described above, our net loss increased from $48.7 million to $80.4 million, or by 65.1%, and from $67.6 million to $107.4 million, or by 58.9% for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998.

     Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, commonly referred to as "EBITDA", and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in our primary debt instruments use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under generally accepted accounting principles and does not represent cash generated from operating activities in accordance with these accounting principles. EBITDA should not be considered by the reader as an alternative to net income as an indicator of our financial performance or as an alternative to cash flows as a measure of liquidity. In addition, our definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $35.5 million to $7 million, or by 80.3% and from $68.8 million to $55 million, or by 20.1%. EBITDA as a percentage of revenues decreased from 51.5% to 6.6% and from 51.6% to 25.9% for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. The decrease was primarily caused by the deferred compensation costs, as described above and by impact of the systems acquired from TCI (which had an EBITDA margin of 41.1% and 41.0% for the three and six months 1999 periods). Absent the impact of the equity-based deferred compensation adjustments, EBITDA for the three and six months ended June 30, 1999 would have been $49 million and $99.6 million, respectively, and EBITDA as a percentage of revenues would have been 46.1% and 47.0%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, our primary need for capital has been to acquire cable systems, to finance plant extensions, rebuilds and upgrades and to add addressable set top devices to certain of our cable systems. We spent $96.4 million during 1998 on capital expenditures. Our 1999 plan called for capital expenditures of approximately $190 million, consisting of approximately $111 million to rebuild and upgrade certain cable systems and $79 million for line extensions and other new equipment. Due to various factors, we do not currently anticipate spending that much, and for the six months ended June 30, 1999 we spent $29 million to rebuild and upgrade certain cable systems and $30 million for line extensions and other new equipment. We plan to finance capital expenditures with cash flow from operations and borrowings under our bank credit facility, subject to our ability to remain in compliance with certain covenants of the bank credit facility and the indenture for our outstanding debentures. The restriction on incurring indebtedness contained in our partnership agreement was waived pending the completion of our pending sale to Charter. Our proposed spending plans are frequently reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in our debt agreements), franchise requirements, competitive circumstances and other factors, and may change under Charter's management.

     The bank credit facility entered into on June 30, 1998 provides for maximum committed available borrowings of $1.15 billion, reducing to $827.5 million at December 31, 2004. As of June 30, 1999, the amount outstanding under the bank credit facility was $967 million and, subject to complying with covenants, we had available additional committed borrowing capacity (excluding the supplemental credit facility) of approximately $179.1 million. The bank credit facility requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow, and further requires that we maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder plus any of our additional borrowings, including the debentures, for a two-year period. As of June 30, 1999 borrowings under the bank credit facility bore interest at an average rate of 7.4% (including the effect of interest rate hedging agreements). We have entered into fixed interest

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES rate hedging agreements with an aggregate notional amount at June 30, 1999 of $1.5 billion. Agreements in effect at June 30, 1999 totaled $885 million, with the remaining $575 million to become effective as certain of the existing contracts mature during 1999 through October of 2004. The agreements serve as a hedge against interest rate fluctuations associated with our variable rate debt. These agreements expire at various times through October 2006. In addition to these agreements, we had one interest rate swap contract with a notional amount of $25 million under which we paid variable LIBOR rates and received fixed rate payments. This contract expired on July 1, 1999.

     Our earnings are affected by changes in short-term interest rates applied to the portion of our debt that is not protected by hedging agreements. Because most of our debt is protected by hedging agreements, a 1% change in average interest rates would have an immaterial impact on our reported interest expense for the six months ended June 30, 1999.

     The bank credit facility also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. We believe that we were in compliance with all such requirements as of June 30, 1999. We believe that borrowings under the credit facility together with cash flow from operations will be adequate to meet our liquidity needs for the foreseeable future. Charter has indicated its intent to keep the bank credit facility in place, and is obtaining an amendment which will become effective upon closing.

     We have outstanding $375 million aggregate principal amount of senior debentures and $435.2 million aggregate principal amount at maturity of senior discount debentures. Semiannual interest payments with respect to the senior debentures are approximately $15.7 million. Interest on the senior discount debentures accrete semiannually until April 15, 2003, unless we elect to pay cash interest. After April 15, 2003, semiannual cash interest payments will be approximately $35.9 million in the aggregate. We anticipate that cash flow from operations and, if necessary, borrowings under the bank credit facility (or a successor credit facility) will continue to be adequate to meet our interest payment obligations under the debentures. Charter has also indicated its intent to assume the outstanding senior debentures and senior discount debentures upon closing.

     Falcon Communications is a separate, stand-alone holding company which employs all of the management personnel for its cable television systems. All of the Falcon systems are owned by the subsidiaries of Falcon Communications. Accordingly, to fund its operations and to pay our expenses, including interest expense, we are financially dependent on the receipt of funds from our subsidiaries, management fees from domestic cable ventures, and the reimbursement of specified expenses by Enstar Communications Corporation. Expected increases in funding requirements combined with limitations on our sources of cash could create liquidity issues in the future. The bank credit facility permits our subsidiaries to remit to us no more than 4.5% of their net cable revenues in any year. For the six months ended June 30, 1999, our credit agreements permitted our subsidiaries to remit approximately $9.4 million to us, and $9.4 million was actually remitted. As a result of the 1998 acquisition of the Falcon Video and Falcon Classic systems, we no longer receive management fees and reimbursed expenses from Falcon Classic or management fees from Falcon Video. Receivables from Enstar Communications Corporation for services and reimbursements described above amounted

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES to approximately $6.9 million at June 30, 1999. It is anticipated that our expenses for managing our systems will decrease upon closing our pending sale to Charter due to personnel reductions and amendments to certain provisions in the bank credit agreement.

     We have historically pursued a strategy of seeking to acquire attractive acquisition candidates, with an emphasis on the acquisition of systems which can be integrated with our existing operations. Over the past few years, we have emphasized the acquisition of our affiliated systems due to our familiarity with these assets and because, in many cases, these assets were already operationally integrated with our systems located nearby. Except for one acquisition of an affiliated Enstar partnership for approximately $10.5 million and the July 30, 1999 acquisition discussed in Note 5 to the financial statements, we do not anticipate making additional acquisitions until after the closing of our pending sale to Charter.

     In October 1998, we reinstated third-party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure us against catastrophic losses, if any, in future periods.

     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Cash provided by operating activities (including interest expense and management fee income) increased from $13.5 million to $36.7 million for the six months ended June 30, 1999 compared to the corresponding period in 1998, an increase of $23.2 million. The increase resulted primarily from a net increase of $15.7 million in other operating items (receivables, other assets, payables, accrued expenses and subscriber deposits and prepayments) and to an increase of $7.5 million in non-cash interest expense recorded in 1999 related to the senior discount debentures.

     Cash used in investing activities decreased from $115.4 million to $79.7 million, or by 30.9%, for the six months ended June 30, 1999 compared to the corresponding period in 1998. The $35.7 million decrease was primarily due to the 1998 acquisition of the Falcon Classic assets for $76.8 million partially offset by increases of $20.4 million in capital expenditures, a $16.4 million related to the 1999 acquisition of certain cable systems located in Virginia, Utah and Oregon and a $2.4 million investment in a joint venture with Bend Cable Communications, Inc.

     Cash from financing activities decreased from $197.4 million to $40.6 million, or by 79.4%, for the six months ended June 30, 1999 compared to the corresponding period in 1998. The decrease was primarily related to a reduction in net borrowings of approximately $180.6 million from the 1998 six month period related to the bank credit facility, partially offset by the expenditure of $23.9 million in 1998 on deferred loan costs.

YEAR 2000

     During the second quarter of 1999, we continued identification, evaluation and remediation of our Year 2000 business risks associated with operations directly under our control and those risks that are dependent on third parties related to our exposure to computer systems, to operating equipment

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES which is date sensitive and to the interface systems of our vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of our exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on our financial results.

     We have concluded that certain of our internal information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. Replacement costs are capitalized in accordance with generally accepted accounting principles and amortized over the lives of the assets. Maintenance costs are expensed as incurred. We installed the new systems in the first quarter of 1999. We are continuing to utilize internal and external resources to extend the functionality of the new systems. The total anticipated cost, including replacement software and hardware, is expected to be approximately $2.7 million and is being funded through operating cash flow. As of June 30, 1999, we had spent approximately $2.3 million. We do not believe that any other significant information technology projects affecting us have been delayed due to efforts to identify or address Year 2000 issues.

     Additionally, we continue to inventory internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and survey cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, approximately 1.5% are in the assessment stage. Approximately 14.4% of non-compliant items are in the remediation planning phase and 85.6% are in the implementation stage. We plan to conduct limited testing of our systems, software and equipment in the third quarter of 1999 and place significant reliance on test results provided by AT&T Broadband & Internet Services. The cost of such replacement or remediation is currently estimated to be $1.7 million, of which $1.4 million had been incurred as of June 30, 1999. We have also substantially completed the assessment and replacement or remediation of the majority of our internal equipment containing embedded computer chips.

     We continue to survey our significant third party vendors and service suppliers to determine the extent to which our interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. We are heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, in a situation impacting the entire cable industry, much of our headend equipment that controls cable set-top devices was not Year 2000 compliant. The manufacturers have been working with cable industry groups to develop solutions that we are installing in our head-end equipment. It is currently expected that these solutions will be substantially implemented by the end of the third quarter of 1999. In addition, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, we will be unable to provide that programming to our cable customers, which would result in a loss of revenues, although we would attempt to provide our customers with alternative

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES program services. Virtually all of our most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which we rely are programming suppliers, power and telephone companies, various banking institutions and our customer billing service. We are taking steps to attempt to satisfy ourselves that the third parties on which we are heavily reliant are Year 2000 compliant and are developing satisfactory contingency plans, or that alternative means of meeting our business requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to us of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which we are uncertain about the anticipated Year 2000 readiness of a significant third party, we are investigating available alternatives, if any.

     We believe that we have established an effective program to resolve all significant Year 2000 issues in our control in a timely manner. As noted above, however, we have not yet completed all phases of our program and are dependent on third parties whose progress is not within our control. In the event that we do not complete our currently planned additional remediation prior to the Year 2000, we could experience significant difficulty in producing and delivering our products and services and conducting our business in the year 2000. In addition, disruptions experienced by third parties with which we do business as well as by the economy generally could also materially adversely affect us. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     We have focused our efforts on identification and remediation of Year 2000 exposures and are beginning to develop specific contingency plans in the event we do not successfully complete our remaining remediation as anticipated or experience unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to our results of operations and financial condition. We are also examining our business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. We intend to examine our status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

INFLATION

     Certain of our expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way, provided that we are able to increase our service rates periodically, of which there can be no assurance.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

ITEMS 1-5.  Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

            (a) EXHIBIT 10.36 Purchase and Contribution Agreement, dated as of May 26, 1999, by and among Charter Communications, Inc., Falcon Communications, L.P., Falcon Holding Group L.P., TCI Falcon Holdings, LLC, Falcon Cable Trust, Falcon Holding Group, Inc., and DHN Inc. (incorporated herein by reference to Exhibit 2.1 to the partnership's 8-K dated June 9, 1999.

                 EXHIBIT 10.37 First Amendment to Purchase and Contribution Agreement, dated as of June 22, 1999, by and among Charter Communications, Inc., Charter Communications Holding Company, LLC, Falcon Communications, L.P., Falcon Holding Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable Trust, Falcon Holding Group, Inc., and DHN Inc.

                 EXHIBIT 10.38 Consent under Credit Agreement among Falcon Cable Communications, LLC, certain of its subsidiaries, BankBoston, N.A. and a group of lenders for which it is acting as documentation agent.

                 EXHIBIT 27.1 Financial Data Schedule

            (b) The Registrant filed a form 8-K dated June 9, 1999, reporting under Item 5 that it had issued certain press releases in which Charter will acquire Falcon in a cash and stock transaction valued at approximately $3.6 billion.

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




                              FALCON COMMUNICATIONS, L.P.


                                   By:    Falcon Holding Group, L.P.
                                          General Partner


                                   By:    Falcon Holding Group, Inc., its
                                          General Partner



Date: August 13, 1999              By:    /s/ MICHAEL K. MENEREY
                                          ---------------------------------
                                          Michael K. Menerey, Executive
                                          Vice President, Secretary and
                                          Chief Financial Officer




                              FALCON FUNDING CORPORATION


Date: August 13, 1999              By:    /s/ MICHAEL K. MENEREY
                                          ---------------------------------
                                          Michael K. Menerey, Chief
                                          Financial Officer and Secretary

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

                                  EXHIBIT INDEX



Exhibit
Number                             Description

10.37 First Amendment to Purchase and Contribution Agreement dated as of June 22, 1999 by and among Charter Communications, Inc., Charter Communications Holding Company, LLC, Falcon Communications, L.P., Falcon Holding Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable Trust, Falcon Holding Group, Inc., and DHN Inc.

10.38 Consent under Credit Agreement among Falcon Cable Communications, LLC, certain of its subsidiaries, BankBoston, N.A. and a group of lenders for which it is acting as documentation agent.