Form 10-Q
period 1999-09-30
FALCON COMMUNICATIONS LP; FALCON FUNDING CORP
filed 1999-11-12
CIK 900346, 1060530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                                  ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------------------

       Commission File Numbers:         33-60776 and 333-55755-01
                                 ----------------------------------------------

                           FALCON COMMUNICATIONS, L.P.
                           FALCON FUNDING CORPORATION*
--------------------------------------------------------------------------------
           (Exact Names of Registrants as Specified in Their Charters)

            California                                   95-4654565
            California                                   95-4681480
-------------------------------------    ---------------------------------------
  (State or Other Jurisdiction of              (I.R.S. Employer Identification
   Incorporation or Organization)                          Numbers)

 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                            90024
----------------------------------------     ----------------------------------
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
                                                  Yes  X    No
                                                      ---        ---
Number of shares of common stock of Falcon Funding Corporation outstanding as of November 9, 1999: 1,000.

* Falcon Funding Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                         PART I - FINANCIAL INFORMATION

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

              ======================================================


                                                                                            December 31,        September 30,
                                                                                               1998*                 1999
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
                                                                                                  (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                           $            14,284  $             4,196
   Receivables:
   Trade, less allowance of $670,000 and
     $600,000 for possible losses                                                                   15,760               16,236
      Affiliates                                                                                     2,322                2,414
   Other assets                                                                                     16,779               30,422

   Property, plant and equipment, less accumulated depreciation
     and amortization of $320,209,000 and $366,232,000                                             505,894              549,476

   Franchise cost, less accumulated
     amortization of $226,526,000 and $263,777,000                                                 397,727              372,322

   Goodwill, less accumulated amortization
     of $25,646,000 and $30,513,000                                                                135,308              131,051

   Customer lists and other intangible costs, less
     accumulated amortization of $59,422,000 and $117,721,000                                      333,017              280,238

   Deferred loan costs, less accumulated amortization
     of $2,014,000 and $2,886,000                                                                   24,331               22,874
                                                                                          -----------------    -----------------
                                                                                       $         1,445,422  $         1,409,229
                                                                                          =================    =================
                        LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
   Notes payable                                                                       $         1,611,353  $         1,681,454
   Accounts payable                                                                                 10,341                3,382
   Accrued expenses                                                                                 83,077              139,626
   Customer deposits and prepayments                                                                 2,257                2,714
   Deferred income taxes                                                                             8,664                1,681
   Minority interest                                                                                   403                  546
                                                                                          -----------------    -----------------
TOTAL LIABILITIES                                                                                1,716,095            1,829,403
                                                                                          -----------------    -----------------

REDEEMABLE PARTNERS' EQUITY                                                                        133,023              424,280
                                                                                          -----------------    -----------------

PARTNERS' EQUITY (DEFICIT):
   General partner                                                                                (408,369)            (847,641)
   Limited partners                                                                                  4,673                3,187
                                                                                          -----------------    -----------------
TOTAL PARTNERS' DEFICIT                                                                           (403,696)            (844,454)
                                                                                          -----------------    -----------------
                                                                                       $         1,445,422  $         1,409,229
                                                                                          =================    =================



               *As presented in the audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

               FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               ===============================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
                                                                                                 (Dollars in Thousands)
REVENUES                                                                               $           68,457  $          108,023
                                                                                          ----------------    -----------------

OPERATING COSTS AND EXPENSES:
   Programming costs                                                                               13,364              25,020
   Service costs                                                                                    7,716              11,773
   General and administrative expenses                                                             20,226              18,474
   Depreciation and amortization                                                                   34,278              58,498
                                                                                          ----------------    -----------------

        Total operating costs and expenses                                                         75,584             113,765
                                                                                          ----------------    -----------------

        Operating loss                                                                             (7,127)             (5,742)

OTHER INCOME (EXPENSE):
   Interest expense, net                                                                          (25,045)            (34,079)
   Equity in net income (loss) of investee partnerships                                                67                (204)
   Other expense, net                                                                                (338)             (1,681)
   Income tax benefit (expense)                                                                    (4,679)                563
                                                                                          ----------------    -----------------

Net loss before extraordinary items                                                               (37,122)            (41,143)

Extraordinary items                                                                                (2,230)              -
                                                                                          ----------------    -----------------

NET LOSS                                                                               $          (39,352) $          (41,143)
                                                                                          ================    =================


     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            =======================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
                                                                                                 (Dollars in Thousands)
REVENUES                                                                               $          201,789  $          320,228
                                                                                          ----------------    -----------------

OPERATING COSTS AND EXPENSES:
   Programming costs                                                                               39,297              72,253
   Service costs                                                                                   21,840              37,318
   General and administrative expenses                                                             44,742              58,253
   Equity-based deferred compensation                                                               -                  44,600
   Depreciation and amortization                                                                   98,284             168,546
                                                                                          ----------------    -----------------

        Total operating costs and expenses                                                        204,163             380,970
                                                                                          ----------------    -----------------

        Operating loss                                                                             (2,374)            (60,742)

OTHER INCOME (EXPENSE):
   Interest expense, net                                                                          (69,744)            (98,931)
   Equity in net loss of investee partnerships                                                       (199)                (41)
   Other income (expense), net                                                                     (1,162)              8,126
   Income tax benefit (expense)                                                                    (2,848)              3,022
                                                                                          ----------------    -----------------

Net loss before extraordinary items                                                               (76,327)           (148,566)

Extraordinary items                                                                               (30,642)              -
                                                                                          ----------------    -----------------

NET LOSS                                                                               $         (106,969) $         (148,566)
                                                                                          ================    =================

     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             ======================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
                                                                                                 (Dollars in Thousands)
Net cash provided by operating activities                                              $           44,361  $           71,585
                                                                                          ----------------    -----------------

Cash flows from investing activities:
   Acquisition of cable television systems                                                        (83,391)            (26,320)
   Capital expenditures                                                                           (63,357)           (102,626)
   Increase in intangible assets                                                                   (7,692)             (3,333)
   Cash retained by FHGLP                                                                          (1,546)               -
   Proceeds from sale of system                                                                      -                  3,178
   Other                                                                                               37              (2,048)
                                                                                          ----------------    -----------------

             Net cash used in investing activities                                               (155,949)           (131,149)
                                                                                          ----------------    -----------------

Cash flows from financing activities:
   Borrowings from notes payable                                                                2,357,607              93,500
   Repayment of debt                                                                           (2,225,120)            (44,121)
   Deferred loan costs                                                                            (25,630)                (70)
   Other                                                                                               83                 167
                                                                                          ----------------    -----------------

             Net cash provided by financing activities                                            106,940              49,476
                                                                                          ----------------    -----------------

Net decrease in cash
   and cash equivalents                                                                            (4,648)            (10,088)

Cash and cash equivalents
   at beginning of period                                                                          13,917              14,284
                                                                                          ----------------    -----------------

Cash and cash equivalents
   at end of period                                                                    $            9,269  $            4,196
                                                                                          ================    =================

     See accompanying notes to condensed consolidated financial statements.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           ==========================================================

NOTE 1 - BASIS OF PRESENTATION

         Falcon Communications, L.P., a California limited partnership (the "Partnership") and successor to Falcon Holding Group, L.P. ("FHGLP"), owns and operates cable television systems serving small to medium-sized communities and the suburbs of certain cities in 23 states. On September 30, 1998, pursuant to a Contribution and Purchase Agreement dated as of December 30, 1997, as amended (the "Contribution Agreement"), FHGLP acquired the assets and liabilities of Falcon Video Communications, L.P. ("Falcon Video"), in exchange for ownership interests in FHGLP. Simultaneously with the closing of that transaction, in accordance with the Contribution Agreement, FHGLP contributed substantially all of the existing cable television system operations owned by FHGLP and its subsidiaries (including the Falcon Video systems) to the Partnership and TCI Falcon Holdings, LLC ("TCI") contributed certain cable television systems owned and operated by affiliates of TCI (the "TCI systems") to the Partnership (the "TCI Transaction"). In March 1999, AT&T and Tele-Communications, Inc. completed a merger under which Tele-Communications, Inc. became a unit of AT&T called AT&T Broadband & Internet Services, which is now the owner of TCI Falcon Holdings, LLC as a result of the merger. As a result, AT&T Broadband and Internet Services holds approximately 46% of the equity interests of the Partnership and FHGLP holds the remaining 54% and serves as the managing general partner of the Partnership. The TCI Transaction has been accounted for as a recapitalization of FHGLP into the Partnership and the concurrent acquisition by the Partnership of the TCI systems.

         On May 26, 1999, the Partnership and Charter Communications ("Charter") announced a definitive agreement in which Charter will acquire the Partnership in a cash and stock transaction valued at approximately $3.6 billion. Closing of the pending sale is anticipated to take place in the fourth quarter of 1999.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

         The interim financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not indicative of results for the entire year.

NOTE 3 - REDEEMABLE PARTNERS' EQUITY

         Redeemable partners' equity has been adjusted as of September 30, 1999 based on the estimated redemption value to be recognized from the pending sale to Charter, which is subject to final determination of working capital and debt balances.

NOTE 4 - EQUITY-BASED DEFERRED COMPENSATION

         In connection with the pending sale of the Partnership to Charter discussed in Note 1, the Partnership recorded a non-cash charge of $42 million during the three months ended June 30, 1999

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           ==========================================================



NOTE 4 - EQUITY-BASED DEFERRED COMPENSATION (CONTINUED)

related to both the 1993 Incentive Performance Plan ($17.2 million) and the 1999 Employee Restricted Unit Plan ($24.8 million). The estimated amounts were determined based on the value of the underlying ownership units, as established by the pending sale of the Partnership to Charter, and on estimated closing working capital and debt balances of the Partnership. Additional compensation related to the 1993 Incentive Performance Plan of $2.6 million was recorded in the three months ended March 31, 1999 based on management's estimate of the increase in value of the underlying ownership interests since December 31, 1998. Payments under the plans are subject to closing of the sale to Charter, will be determined based on the final working capital and debt balances of the Partnership and will be paid from net sale proceeds. The total recorded deferred compensation expense of $44.6 million under these plans is included in accrued expenses.

         In addition to the amounts expected to be paid pursuant to the plans, management currently expects to pay from net sale proceeds additional bonuses to certain employees in the aggregate amount of approximately $22 million contingent upon the closing of the sale to Charter. Such amounts will be reflected in the condensed consolidated financial statements when the closing of the sale to Charter has occurred.

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


                                                                     Three                    Nine
                                                                  Months Ended            Months Ended
                                                                  September 30,           September 30,
                                                                      1998                    1998
                                                              ---------------------   ---------------------
                                                                       (Dollars in Thousands)
Revenues                                                  $            107,418     $           321,058
Expenses                                                              (113,826)               (335,064)
                                                              ---------------------   ---------------------
   Operating loss                                                       (6,408)                (14,006)
Interest and other expenses                                            (35,306)                (98,127)
                                                              ---------------------   ---------------------
Loss before extraordinary items                           $            (41,714)    $          (112,133)
                                                              =====================   =====================

         In January 1999, the Partnership acquired the assets of certain cable systems serving approximately 591 customers in Oregon for $800,700. On March 15, 1999, the Partnership acquired the assets of certain cable systems serving approximately 7,928 customers in Utah for $6.8 million. On March 22, 1999, the Partnership acquired the assets of the Franklin, Virginia system in exchange for the assets of its Scottsburg, Indiana systems and $8 million in cash and recognized a gain of $8.5

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           ==========================================================


NOTE 5 - ACQUISITIONS (CONTINUED)

million. The Franklin system serves approximately 9,042 customers and the Scottsburg systems served approximately 4,507 customers. The effects of this transaction on results of operations are not material. On July 30, 1999, the Partnership acquired the assets of certain cable systems serving approximately 6,500 customers in Oregon for $9.5 million.

NOTE 6 - SALE OF SYSTEMS

         On March 1, 1999, the Partnership contributed $2.4 million cash and certain systems located in Oregon with a net book value of $5.6 million to a joint venture with Bend Cable Communications, Inc., which manages the joint venture. The Partnership owns 17% of the joint venture. These systems had been acquired from Falcon Classic in March 1998, and served approximately 3,471 subscribers at March 1, 1999. On March 26, 1999, the Partnership sold certain systems serving approximately 2,550 subscribers in Kansas for $3.2 million and recognized a gain of $2.5 million.

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


                                                                                     Unaudited
                                                       -----------------------------------------------------------------------
                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30,                        September 30,
                                                       ----------------------------------    ---------------------------------
                                                            1998               1999              1998               1999
                                                       ---------------    ---------------    --------------    ---------------
Statement of Operations Data:
   Revenue                                                  100.0%             100.0%             100.0%            100.0%
                                                       ---------------    ---------------    --------------    ---------------
   Operating costs and expenses:
     Programming costs                                       19.5%              23.2%              19.5%             22.6%
     Service costs                                           11.3%              10.9%              10.8%             11.7%
     General and administrative expenses                     29.5%              17.1%              22.2%             18.2%
     Depreciation and amortization                           50.1%              54.2%              48.7%             52.6%
     Equity-based deferred compensation                        -                 -                   -               13.9%
                                                       ---------------    ---------------    --------------    ---------------
     Total operating costs and expenses                     110.4%             105.4%             101.2%            119.0%
                                                       ---------------    ---------------    --------------    ---------------

   Operating loss                                           (10.4%)             (5.4%)             (1.2%)           (19.0%)

   Interest expense, net                                    (36.6%)            (31.5%)            (34.6%)           (30.9%)

   Other income (expense)                                    (7.2%)             (1.2%)             (2.1%)             3.5%
                                                       ---------------    ---------------    --------------    ---------------

   Net loss before extraordinary items                      (54.2%)            (38.1%)            (37.9%)           (46.4%)

   Extraordinary items                                       (3.3%)              -                (15.2%)             -
                                                       ---------------    ---------------    --------------    ---------------

   Net Loss                                                 (57.5%)            (38.1%)            (53.1%)           (46.4%)
                                                       ===============    ===============    ==============    ===============

   EBITDA                                                    39.7%              48.8%              47.5%             33.7%


         Our revenues increased from $68.4 million to $108 million, or by 57.9%, and from $201.8 million to $320.2 million, or by 58.7%, for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. Of the $39.6 million net increase in revenues for the three months ended September 30, 1999 as compared to the corresponding period in 1998, $31 million was due to the acquisition in September 1998 of the TCI systems, $8.9 million was due to the acquisition in September 1998 of the Falcon Video systems and $1.2 million related to increases in regulated service rates implemented during 1998 and 1999. These increases were partially offset by decreases of $1.7 million related to reductions in the number of regulated and premium subscriptions for cable service and a $527,000 reduction in management fees. Of the $118.4 million net increase in revenues for the nine months ended September 30, 1999 compared to the corresponding period in 1998, $91.5 million was due to the acquisition of the TCI systems, $25.6 million was due to the acquisition of the Falcon Video systems, $4.6 million was due to the acquisition in March and July 1998 of the Falcon Classic systems and $1.7 million was due to increases in regulated service rates implemented during 1998 and 1999. These increases were partially offset by decreases of $3.8 million related to reductions in the number of regulated and premium subscriptions for cable service and a $1.8 million reduction in management fees. As of September 30, 1999, we had approximately 1,009,000 basic subscribers and 267,000 premium service units.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

         Management and consulting fees decreased from $937,000 to $411,000 and from $3 million to $1.2 million for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998 primarily due to our acquisition of cable systems we had previously managed. Of the total reduction for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998, $425,000 and $1.2 million related to the acquisition of the Falcon Video systems, $100,000 and $342,000 was due to a reduction in the amounts received from Enstar Communications Corporation, the general partner of partnerships owning approximately 93,000 subscribers that we manage, and $191,000 for the nine month period only related to the acquisition of the Falcon Classic systems.

         Programming costs increased from $13.4 million to $25 million, or by 86.6%, and from $39.3 million to $72.3 million, or by 84%, for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. Of the $11.6 million and $33 million increase in programming fees paid to programming suppliers (including primary satellite fees) for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998, $9 million and $26.4 million related to the acquisition of the TCI systems, $2 million and $5.5 million related to the acquisition of the Falcon Video systems and $936,000 for the nine month period only related to the acquisition of the Falcon Classic systems.

         Service costs increased from $7.7 million to $11.8 million, or by 53.2%, and from $21.8 million to $37.3 million, or by 71.1%, for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. Service costs represent costs other than programming costs that are directly attributable to providing cable services to customers. Of the $4.1 million and $15.5 million increase in service costs for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998, $4.5 million and $12.3 million related to the acquisition of the TCI systems, $920,000 and $2.9 million related to the acquisition of Falcon Video systems and $709,000 for the nine months period only related to the acquisition of the Falcon Classic systems. These increases were partially offset by decreases in a number of categories, primarily franchise and copyright fees.

         General and administrative expenses decreased from $20.2 million to $18.5 million, or by 8.4%, for the three months ended September 30, 1999 and increased from $44.8 million to $58.3 million, or by 30.1%, for the nine months ended September 30, 1999 compared to the corresponding periods in 1998. The $1.7 million decrease for the three months ended September 30, 1999 compared to the corresponding period in 1998 was principally caused by the absence in 1999 of $7.7 million of compensation expense related to the TCI transaction recorded during the third quarter 1998, partially offset by increases related to the acquisition of the TCI systems and Falcon Video systems ($4.9 million and $1.0 million, respectively) and to an $893,000 increase in worker's compensation insurance expense in 1999. Of the $13.5 million increase for the nine months ended September 30, 1999, $19.4 million related to the acquisitions of the TCI systems, Falcon Video systems and Falcon Classic systems ($15.4 million, $3.4 million and $607,000, respectively) and $1.3 million related to an increase in worker's compensation insurance expense. These increases were partially offset by the absence in 1999 of the $7.7 million of compensation expense recorded during 1998.

         As discussed in Note 4 to the financial statements, we recorded a non-cash charge of $44.6 million during the nine months ended September 30, 1999 related to both the 1993 Incentive

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

Performance Plan ($19.8 million) and the 1999 Employee Restricted Unit Plan ($24.8 million). Payments under the plans are subject to closing of our pending sale to Charter, will be determined based on the final working capital and debt balances of the Partnership, and will be paid from net sales proceeds.

         Depreciation and amortization expense increased from $34.3 million to $58.5 million, or by 70.6%, and from $98.3 million to $168.5 million, or by 71.4%, for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. Of the $24.2 million and $70.2 million increase in depreciation and amortization expense for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998, $18.8 million and $54 million related to the acquisition of the TCI systems, $8.3 million and $18 million related to the acquisition of the Falcon Video systems and $2.9 million for the nine month period only related to the acquisition of the Falcon Classic systems. These increases were partially offset by accelerated depreciation related to asset retirements.

         Operating loss decreased from $7.1 million to $5.7 million and increased from $2.4 million to $60.8 million, for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. The $1.4 million decrease for the three months ended September 30, 1999 was principally due to the compensation expense related to the TCI Transaction discussed above. The $58.4 million increase for the nine months ended September 30, 1999 was primarily due to the equity-based deferred compensation expense discussed above and to the depreciation and amortization expense associated with the acquisition of the TCI, Falcon Video and Falcon Classic systems (which had a combined operating loss of $9.6 million and $21.5 million for the three and nine month periods in 1999).

         Interest expense, net, including the effects of interest rate hedging agreements, increased from $25 million to $34.1 million, or by 36.4%, and from $69.7 million to $98.9 million, or by 41.9%, for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. The increases were primarily due to higher average debt balances outstanding, partially offset by the effect of lower average interest rates (7.8% and 7.6% during the three and nine months ended September 30, 1999 compared to 9.3% and 9.2% during the corresponding periods in 1998). Non-cash interest expense associated with our senior discount debentures amounted to $7 million and $20.7 million for the three and nine months ended September 30, 1999. Interest rate hedging agreements resulted in additional interest expense of $924,000 and $4.1 million during the three and nine months ended September 30, 1999 compared to additional interest expense of $104,000 and $319,000 during the corresponding periods in 1998.

         Other expense, net, increased from $338,000 to $1.7 million for the three months ended September 30, 1999 and changed from $1.2 million of expense to $8.1 million of income for the nine months ended September 30, 1999 compared to the corresponding periods in 1998. We recorded $1.4 million of expenses during the third quarter of 1999 related to our pending sale to Charter. The change for the nine months ended September 30, 1999 as compared to the corresponding period in 1998 was primarily related to the recognition of $11 million gain from the exchange of cable systems located in Indiana ($8.5 million) and Kansas ($2.5 million) during the first quarter of 1999, partially offset by a $2.2 million of expenses related to pending sale to Charter.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

         Due to the factors described above, our net loss increased from $39.4 million to $41.2 million, or by 4.6%, and from $106.9 million to $148.5 million, or by 38.9% for the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998.

         Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, commonly referred to as "EBITDA", and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in our primary debt instruments use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under generally accepted accounting principles and does not represent cash generated from operating activities in accordance with these accounting principles. EBITDA should not be considered by the reader as an alternative to net income as an indicator of our financial performance or as an alternative to cash flows as a measure of liquidity. In addition, our definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA increased from $27.1 million to $52.7 million, or by 94.5% and from $95.9 million to $107.8 million, or by 12.4%. EBITDA as a percentage of revenues increased from 39.7% to 48.8% for the three months ended September 30, 1999 and decreased from 47.5% to 33.7% for the nine months ended September 30, 1999 compared to the corresponding periods in 1998. The decrease for the nine months was primarily caused by the deferred compensation costs described above and by the impact of the systems acquired from TCI (which had an EBITDA margin of 40.5% and 40.8% for the three and nine month 1999 periods). Absent the impact of the equity-based deferred compensation adjustments, EBITDA for the nine months ended September 30, 1999 would have been $152.4 million and EBITDA as a percentage of revenues would have been 47.6%.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary need for capital has been to acquire cable systems, to finance plant extensions, rebuilds and upgrades and to add addressable set top devices to certain of our cable systems. We spent $96.4 million during 1998 on capital expenditures. Our 1999 plan called for capital expenditures of approximately $190 million, consisting of approximately $111 million to rebuild and upgrade certain cable systems and $79 million for line extensions and other new equipment. Due to various factors, we do not currently anticipate spending that much, and for the nine months ended September 30, 1999 we spent $56.7 million to rebuild and upgrade certain cable systems and $47.8 million for line extensions and other new equipment. We plan to finance capital expenditures with cash flow from operations and borrowings under our bank credit facility, subject to our ability to remain in compliance with certain covenants of the bank credit facility and the indenture for our outstanding debentures. The restriction on incurring indebtedness contained in our partnership agreement was waived pending the completion of our pending sale to Charter. Our proposed spending plans are frequently reviewed and revised with respect to changes in technology, acceptable leverage parameters (including those specified in our debt agreements), franchise requirements, competitive circumstances and other factors.

         The bank credit facility entered into on June 30, 1998 provides for maximum committed available borrowings of $1.15 billion, reducing to $827.5 million at December 31, 2004. As of September 30, 1999, the amount outstanding under the bank credit facility was $975.75 million and,

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES subject to complying with covenants, we had available additional committed borrowing capacity (excluding the supplemental credit facility) of approximately $166.6 million. The bank credit facility requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow, and further requires that we maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder plus any of our additional borrowings, including the debentures, for a two-year period. As of September 30, 1999 borrowings under the bank credit facility bore interest at an average rate of 7.2% (including the effect of interest rate hedging agreements). We have entered into fixed interest rate hedging agreements with an aggregate notional amount at September 30, 1999 of $1.4 billion. Agreements in effect at September 30, 1999 totaled $820 million, with the remaining $535 million to become effective as certain of the existing contracts mature during 1999 through October of 2004. The agreements serve as a hedge against interest rate fluctuations associated with our variable rate debt. These agreements expire at various times through October 2006.

         Our earnings are affected by changes in short-term interest rates applied to the portion of our debt that is not protected by hedging agreements. Because most of our debt is protected by hedging agreements, a 1% change in average interest rates would have an immaterial impact on our reported interest expense for the nine months ended September 30, 1999.

         The bank credit facility also contains various restrictions relating to, among other things, mergers and acquisitions, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. We believe that we were in compliance with all such requirements as of September 30, 1999. We believe that borrowings under the credit facility together with cash flow from operations will be adequate to meet our liquidity needs for the foreseeable future.

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

         Falcon Communications is a separate, stand-alone holding company which employs all of the management personnel for its cable television systems. All of the Falcon systems are owned by the subsidiaries of Falcon Communications. Accordingly, to fund our operations and to pay our expenses, including interest expense, we are financially dependent on the receipt of funds from our subsidiaries, management fees from domestic cable ventures, and the reimbursement of specified expenses by Enstar Communications Corporation. Expected increases in funding requirements combined with limitations on our sources of cash could create liquidity issues in the future. The bank credit facility permits our subsidiaries to remit to us no more than 4.5% of their net cable revenues in any year. For the nine months ended September 30, 1999, our credit agreements permitted our subsidiaries to remit approximately $14.2 million to us, and $14.2 million was actually remitted. As a result of the 1998 acquisition of the Falcon Video and Falcon Classic systems, we no longer receive management fees

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES and reimbursed expenses from Falcon Classic or management fees from Falcon Video. Receivables from Enstar Communications Corporation for services and reimbursements described above amounted to approximately $2.4 million at September 30, 1999. We intend to pay approximately $67 million to employees at closing upon completion of our acquisition by Charter as discussed in Note 4 to the financial statements, and all of these payments will be funded with sale proceeds.

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

         CASH FLOWS

         Cash provided by operating activities (including interest expense and management fee income) increased from $44.4 million to $71.6 million, or by 61.3% for the nine months ended September 30, 1999 compared to the corresponding period in 1998, an increase of $27.2 million. The increase resulted primarily from a net increase of $19.2 million in other operating items (receivables, other assets, payables, accrued expenses and subscriber deposits and prepayments) and to an increase of $8 million in non-cash interest expense recorded in 1999 related to the senior discount debentures.

         Cash used in investing activities decreased from $155.9 million to $131.1 million, or by 15.9%, for the nine months ended September 30, 1999 compared to the corresponding period in 1998. The $24.8 million decrease was primarily due to the 1998 acquisition of the Falcon Classic assets for $83.4 million, to a decrease in intangible assets of $4.4 million, to $3.2 million of cash proceeds received during the third quarter of 1999 in connection with the sale of Kansas systems and to $1.5 million cash retained by our general partners during 1998. These decreases were partially offset by increases of $39.3 million in capital expenditures, $26.3 million related to the 1999 acquisition of certain cable systems located in Virginia, Utah and Oregon and a $2.4 million investment in a joint venture with Bend Cable Communications, Inc.

         Cash from financing activities decreased from $106.9 million to $49.5 million, or by 53.7%, for the nine months ended September 30, 1999 compared to the corresponding period in 1998. The decrease was primarily related to a reduction in net borrowings of approximately $83.1 million from the 1998 nine month period related to the bank credit facility, partially offset by the expenditure of $25.6 million in 1998 on deferred loan costs.

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES

YEAR 2000

         During the third quarter of 1999, we continued identification, evaluation and remediation of our Year 2000 business risks associated with operations directly under our control and those risks that are dependent on third parties related to our exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of our vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of our exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on our financial results.

         We have concluded that certain of our internal information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. Replacement costs are capitalized in accordance with generally accepted accounting principles and amortized over the lives of the assets. Maintenance costs are expensed as incurred. We installed the new systems in the first quarter of 1999. We are continuing to utilize internal and external resources to extend the functionality of the new systems. The total anticipated cost, including replacement software and hardware, is expected to be approximately $2.7 million and is being funded through operating cash flow. As of September 30, 1999, we had spent approximately $2.65 million. We do not believe that any other significant information technology projects affecting us have been delayed due to efforts to identify or address Year 2000 issues.

         Additionally, we continue to inventory internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and survey cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. All potentially non-compliant items have been identified. Approximately 8.5% of non-compliant items are in the remediation planning phase and 91.5% are in the implementation stage. We have conducted limited testing of our systems, software and equipment in the third quarter of 1999 and place significant reliance on test results provided by AT&T Broadband & Internet Services. The cost of such replacement or remediation is currently estimated to be $1.7 million, of which $1.6 million had been incurred as of September 30, 1999. We have also substantially completed the assessment and replacement or remediation of the majority of our internal equipment containing embedded computer chips.

         We continue to survey our significant third party vendors and service suppliers to determine the extent to which our interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. We are heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, in a situation impacting the entire cable industry, much of our headend equipment that controls cable set-top devices was not Year 2000 compliant. The manufacturers have been working with cable industry groups to develop solutions that we are installing in our head-end equipment. We currently believe that these solutions were substantially implemented as of the end of the third quarter of 1999. In addition, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES deliver its programming, we will be unable to provide that programming to our cable customers, which would result in a loss of revenues, although we would attempt to provide our customers with alternative program services. Virtually all of our most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which we rely are programming suppliers, power and telephone companies, various banking institutions and our customer billing service. We have satisfied ourselves that the third parties on which we are heavily reliant are Year 2000 compliant and have developed and published satisfactory contingency plans, or that alternative means of meeting our business requirements are available. However, we can predict neither the likelihood of successful compliance nor the direct or indirect costs to us of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         We believe that we have established an effective program to resolve all significant Year 2000 issues in our control in a timely manner. Although we have substantially completed all phases of our program, we are dependent on third parties whose progress is not within our control. Disruptions experienced by third parties with which we do business as well as by the economy generally could also materially and adversely affect us. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         We have focused our efforts on identification and remediation of Year 2000 exposures and have developed specific contingency plans in the event we do not successfully complete our remaining remediation as anticipated or experience unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to our results of operations and financial condition. We are also examining our business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems.

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

                  FALCON COMMUNICATIONS, L.P. AND SUBSIDIARIES


PART II.          OTHER INFORMATION

ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) EXHIBIT 10.39 - Second Amendment to Purchase and Contribution Agreement, dated as of October 27, 1999, Charter Communications, Inc., Falcon Communications, L.P., Falcon Holding Group, L.P., TCI Holdings, LLC, Falcon Cable Trust, Falcon Holding Group, Inc. and DHN,
                           Inc.

                           EXHIBIT 27 - Financial Data Schedule

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




                           FALCON COMMUNICATIONS, L.P.


                                    By:    Falcon Holding Group, L.P.
                                           General Partner


                                    By:    Falcon Holding Group, Inc., its
                                           General Partner



Date: November 11, 1999             By:    /s/ Michael K. Menerey
                                           ------------------------------------
                                           Michael K. Menerey, Executive
                                           Vice President, Secretary and
                                           Chief Financial Officer




                           FALCON FUNDING CORPORATION


Date: November 11, 1999             By:    /s/ Michael K. Menerey
                                           ------------------------------------
                                           Michael K. Menerey, Chief
                                           Financial Officer and Secretary